Form 10-K
period 2021-12-31
Patricia Acquisition Corp.
filed 2022-03-31
CIK 1832483

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, and as of the date of this report, there were no non-affiliate holders of common stock of the registrant.

As of March 30, 2022, there were 5,000,000 shares of common stock, par value $0.0001, outstanding.

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

The Company, based on proposed business activities, is a “blank check” company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Exchange Act, and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations. As of December 31, 2021, the Company had $271 in cash, and its auditors have issued an opinion raising substantial doubt about its ability to continue as a going concern. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

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

In addition, management is currently involved with other blank check companies—namely, Venetian-1 Acquisition Corp., Aspen-1 Acquisition Inc. and Surfside Acquisition Inc., and may become associated with additional blank check companies at any time in the future. As a result, conflicts may arise during the pursuit of business combinations with other such companies with which our management is involved or may become involved with in the future if we and the other blank check companies that our officers and directors are affiliated with desire to take advantage of the same business opportunity.

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

We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination. Because of the nature of our business, management does not believe it is necessary for us to focus on any human capital measures or objectives in managing our business (such as measures or objectives that address the development, attraction and retention of personnel).

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

None.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

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

We believe we will be able to meet these costs through use of funds to be loaned by or invested in us by our stockholders, management or other investors. There are no assurances that such funds will be advanced or that the Company will be able to secure any additional funding as needed. As of December 31, 2021, the Company had $271 in cash. On November 13, 2020, in connection with advances made in connection with costs incurred by the Company, the Company issued a promissory note to Mark Tompkins, a stockholder and director of the Company, pursuant to which the Company agreed to repay Mr. Tompkins the sum of any and all amounts that Mr. Tompkins may advance to the Company on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Exchange Act). The Company has used the proceeds from the note to cover its expenses. Although Mr. Tompkins has no obligation to advance funds to the Company under the terms of the note, it is anticipated that he may advance funds to the Company as fees and expenses are incurred in the future. As a result, the Company issued the note in anticipation of such advances. Interest shall not accrue on the outstanding principal amount of the note except if an Event of Default (as defined in the note) has occurred. In the event of an Event of Default, the entire note shall automatically become due and payable (the “Default Date”), and starting from five (5) days after the Default Date, the interest rate on the note shall accrue at the rate of eighteen percent (18%) per annum. As of December 31, 2021, the total amount due under the note was $64,960. We currently have no other agreements or specific arrangements in place with our stockholders, management or other investors. We currently have no other agreements or specific arrangements in place with our stockholders, management or other investors.

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

The Company, as of December 31, 2021 had $271 in cash and has not earned any revenues from operations to date. In the next 12 months, we expect to incur expenses equal to approximately $40,000 related to legal, accounting, audit, and other professional service fees incurred in relation to the Company’s Exchange Act filing requirements. The costs related to the acquisition of a business combination target company vary widely and are dependent on a variety of factors including, but not limited to, the amount of time it takes to complete a business combination, the location of the target company, the size and complexity of the business of the target company, whether stockholders of the Company prior to the transaction will retain equity in the Company, the scope of the due diligence investigation required, the involvement of the Company’s auditors in the transaction, possible changes in the Company’s capital structure in connection with the transaction, and whether funds may be raised contemporaneously with the transaction. Therefore, we believe such costs are unascertainable until the Company identifies a business combination target. These conditions raise substantial doubt about our ability to continue as a going concern. The Company is currently devoting its efforts to locating merger candidates. The Company’s ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

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

Liquidity and Capital Resources

As of December 31, 2021, the Company had total assets equal to $271 comprised exclusively of cash. The Company’s current liabilities as of December 31, 2021, totaled $72,460 comprised of amounts due under a note payable to a shareholder for $64,960 and accounts payable of $7,500. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating and financing activities for the year ended December 31, 2021, and for the period November 9, 2020 (inception) to December 31, 2020:

	Year ended December 31, 2021	November 9, 2020 (inception) to December 31, 2020
Net Cash (Used In) Operating Activities	$(51,627)	$(13,087)
Net Cash Provided by Financing Activities	$42,460	$22,525
Net Change in Cash	$9,167	$9,438

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

Issuance of Promissory Note to a Stockholder and Director

On November 13, 2020, the Company issued a promissory note (the “Note”) to the majority stockholder of the Company, Mark Tompkins, a stockholder and director of the Company, pursuant to which the Company agreed to repay Mr. Tompkins the sum of any and all amounts that Mr. Tompkins may advance to the Company on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Exchange Act). The Company has used the proceeds from the note to cover its expenses. Although Mr. Tompkins has no obligation to advance funds to the Company under the terms of the note, it is anticipated that he may advance funds to the Company as fees and expenses are incurred in the future. As a result, the Company issued the note in anticipation of such advances. Interest shall not accrue on the outstanding principal amount of the note except if an Event of Default (as defined in the note) has occurred. In the Event of Default, the entire note shall automatically become due and payable (the “Default Date”), and starting from five (5) days after the Default Date, the interest rate on the note shall accrue at the rate of eighteen percent (18%) per annum. As of December 31, 2021, the total amount due under the note was $64,960.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from November 9, 2020 (Inception) through December 31, 2021. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operations for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

The Company, as of December 31, 2021 had $271 in cash and has not earned any revenues from operations to date. In the next 12 months, we expect to incur expenses equal to approximately $40,000 related to legal, accounting, audit, and other professional service fees incurred in relation to the Company’s Exchange Act filing requirements. The costs related to the acquisition of a business combination target company vary widely and are dependent on a variety of factors including, but not limited to, the amount of time it takes to complete a business combination, the location of the target company, the size and complexity of the business of the target company, whether stockholders of the Company prior to the transaction will retain equity in the Company, the scope of the due diligence investigation required, the involvement of the Company’s auditors in the transaction, possible changes in the Company’s capital structure in connection with the transaction, and whether funds may be raised contemporaneously with the transaction. Therefore, we believe such costs are unascertainable until the Company identifies a business combination target. These conditions raise substantial doubt about our ability to continue as a going concern. The Company is currently devoting its efforts to locating merger candidates. The Company’s ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

Critical Accounting Estimates

Accounting estimates are an integral part of the financial statements prepared by management and are based on management’s knowledge and experience about past and current events and assumptions about future events. Management’s estimate of the current portion of note payable - stockholder is based on the possibility that within one year of the balance sheet date a transaction will occur that requires the Company to repay the note payable. Management’s estimate of the deferred tax benefit arising from the net operating loss carry forwards available to reduce future federal and state taxable income and the related valuation allowance in the same amount assumes that the Company will be acquired by a target company and the benefit will not be realized.

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

Item 9B. Other Information.

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our officers and directors and additional information concerning them are as follows:

Name	Age	Position(s)
Ian Jacobs	45	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
Mark Tompkins	59	Director

Ian Jacobs has served as the Company’s President, Secretary, Chief Executive Officer, Chief Financial Officer and Director since inception. Mr. Jacobs has also served as President, Secretary, Chief Executive Officer, Chief Financial Officer, and as a Director of Venetian-1 Acquisition Corp. since September 24, 2021, of Aspen-1 Acquisition Inc. since December 10, 2021, and of Surfside Acquisition Inc. since December 10, 2021. Mr. Jacobs previously served as the President, Secretary, Chief Executive Officer, Chief Financial Officer and Director of Max-1 Acquisition Corporation, now known as Exicure, Inc. [Nasdaq: XCUR], from February 2017 to September 2017, of Lola One Acquisition Corporation, now known as Amesite Inc. [Nasdaq: AMST], from April 2017 to April 2018, of Peninsula Acquisition Corporation, now known as Transphorm, Inc. [Nasdaq: TGAN], from June 2017 to February 2020, of Olivia Ventures, Inc., now known as Compass Therapeutics, Inc. [Nasdaq: CMPX], from March 2018 to June 2020, of Malo Holdings Corporation, now known as Augmedix, Inc. [Nasdaq: AUGX], from December 2018 to October 2020, of Odyssey Semiconductor Technologies, Inc. [OTCQB: ODII] from April 2019 to June 2019, of Parasol Investments Corporation, now known as SmartKem, Inc. [OTCQB: SMTK], from May 2020 to February 2021, of Parc Investments, Inc., now known as Aeluma, Inc., from August 2020 to June 2021, of Laffin Acquisition Corp., now known as Guerrilla RF, Inc., from November 2020 to October 2021, and of Perfect Moment Ltd. from January 2021 to March 2021. Mr. Jacobs has also been an associate of Montrose Capital Partners Limited, or Montrose Capital, since 2008. Montrose Capital is a privately held company, which focuses on identifying public markets venture capital investment opportunities in high growth early stage companies. Montrose Capital is a sector agnostic privately held firm which has identified and invested, through its principal owners, in a wide spectrum of global industries, including in biotechnology, specialty pharmaceuticals, medical devices, robotics, and technology. Mr. Jacobs received a B.S. in Finance from the University of South Florida. Mr. Jacobs’ past experience identifying investment opportunities and investing in early stage companies will be beneficial to the Company as its seeks to identify a business combination target which led to the conclusion that he should serve as a director of the Company.

Mark Tompkins has served as a Director of the Company since inception. Mr. Tompkins has also served as a Director of Venetian-1 Acquisition Corp. since September 24, 2021, of Aspen-1 Acquisition Inc. since December 10, 2021, and of Surfside Acquisition Inc. since December 10, 2021. Mr. Tompkins previously served as a Director of Max-1 Acquisition Corporation, now known as Exicure, Inc. [Nasdaq: XCUR], from February 2017 to September 2017, of Lola One Acquisition Corporation, now known as Amesite Inc. [Nasdaq: AMST], from April 2017 to April 2018, of Peninsula Acquisition Corporation, now known as Transphorm, Inc. [Nasdaq: TGAN], from June 2017 to February 2020, of Olivia Ventures, Inc., now known as Compass Therapeutics, Inc. [Nasdaq: CMPX], from March 2018 to June 2020, of Malo Holdings Corporation, now known as Augmedix, Inc. [Nasdaq: AUGX], from December 2018 to October 2020, of Odyssey Semiconductor Technologies, Inc. [OTCQB: ODII], from April 2019 to June 2019, of Parasol Investments Corporation, now known as SmartKem, Inc. [OTCQB: SMTK], from May 2020 to February 2021, of Parc Investments, Inc., now known as Aeluma, Inc., from August 2020 to June 2021, of Laffin Acquisition Corp., now known as Guerrilla RF, Inc., from November 2020 to October 2021, and of Perfect Moment Ltd. from January 2021 to March 2021. Mr. Tompkins is a founder of Montrose Capital and has served as its President since its inception in 2001. Montrose Capital is a privately held company, which focuses on identifying public markets venture capital investment opportunities in high growth early stage companies. Montrose Capital is a sector agnostic privately held firm which has identified and invested, through its principal owners, in a wide spectrum of global industries, including in biotechnology, specialty pharmaceuticals, medical devices, robotics, and technology. Mr. Tompkins’ past experience identifying investment opportunities and investing in early stage companies will be beneficial to the Company as its seeks to identify a business combination target which led to the conclusion that he should serve as a director of the Company.

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

Item 11. Executive Compensation.

The following table sets forth the cash and other compensation paid by the Company to its named executive officer and directors during the fiscal year ended December 31, 2021, and during the period from inception (November 9, 2020) through December 31, 2020.

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

On November 13, 2020, in connection with advances made in connection with costs incurred by the Company, the Company issued a promissory note to Mark Tompkins, a stockholder and director of the Company, pursuant to which the Company agreed to repay Mr. Tompkins the sum of any and all amounts that Mr. Tompkins may advance to the Company on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Exchange Act). The Company has used the proceeds from the note to cover its expenses. Although Mr. Tompkins has no obligation to advance funds to the Company under the terms of the note, it is anticipated that he may advance funds to the Company as fees and expenses are incurred in the future. As a result, the Company issued the note in anticipation of such advances. Interest shall not accrue on the outstanding principal amount of the note except if an Event of Default (as defined in the note) has occurred. In the event of an Event of Default, the entire note shall automatically become due and payable (the “Default Date”), and starting from five (5) days after the Default Date, the interest rate on the note shall accrue at the rate of eighteen percent (18%) per annum. As of December 31, 2021, the total amount due under the note was $64,960.

The Company currently uses the office space and equipment of its management at no cost.

Item 14. Principal Accounting Fees and Services.

Raich Ende Malter & Co. LLP is the Company’s independent registered public accounting firm. Set below are aggregate fees billed by Raich Ende Malter & Co. LLP for professional services rendered from inception to December 31, 2021.

Audit Fees

The fees for the audit services billed and to be billed by Raich Ende Malter & Co. LLP from inception to December 31, 2021, amounted to $13,500.

Audit-Related Fees

There were no audit-related fees billed by Raich Ende Malter & Co. LLP from inception to December 31, 2021.

Tax Fees

The fees for the tax services billed and to be billed by Raich Ende Malter & Co. LLP for professional services for tax compliance, tax advice, and tax planning from inception to December 31, 2021, amounted to $1,500.

All Other Fees

There were no fees billed by Raich Ende Malter & Co. LLP for other products and services from inception to December 31, 2021.

Audit Committee’s Pre-Approval Process

The Company does not have a standing audit committee or a committee performing similar functions.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

We have filed the following documents as part of this Form 10-K:

1.	Financial Statements:

Page No.
Report of Independent Registered Public Accounting Firm (PCAOB Firm ID – 50)	F-2

Balance Sheet as of December 31, 2021 and 2020	F-3

Statements of Operations for the Year Ended December 31, 2021, and for the Period from November 9 (Inception) to December 31, 2020	F-4

Statement of Changes in Stockholders’ Deficit for the Year Ended December 31, 2021, and for the Period from November 9, 2020 (Inception) to December 31, 2020	F-5

Statements of Cash Flows for the Year Ended December 31, 2021, and for the Period from November 9, 2020 (Inception) to December 31, 2020	F-6

Notes to Financial Statements	F-7

2.	Financial Statement Schedules

All schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is otherwise included

3.	Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated by reference from corresponding numbered exhibit in the Company’s registration Statement on Form 10 filed with SEC on January 4, 2021)

3.2	By-Laws (incorporated by reference from corresponding numbered exhibit in the Company’s registration Statement on Form 10 filed with SEC on January 4, 2021)

10.1	Promissory Note issued by the Company to Mark Tompkins, dated November 13, 2020 (incorporated by reference from corresponding numbered exhibit in the Company’s registration Statement on Form 10 filed with SEC on January 4, 2021)

10.2	Common Stock Purchase Agreement by and between the Company and Mark Tompkins, dated November 13, 2020 (incorporated by reference from corresponding numbered exhibit in the Company’s registration Statement on Form 10 filed with SEC on January 4, 2021)

10.3	Common Stock Purchase Agreement by and between the Company and Ian Jacobs, dated November 13, 2020 (incorporated by reference from corresponding numbered exhibit in the Company’s registration Statement on Form 10 filed with SEC on January 4, 2021)

31.1*	Certification of Principal Executive, Financial and Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive, Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATRICIA ACQUISITION CORP.

Dated: March 30, 2022	By:	/s/ Ian Jacobs
Ian Jacobs
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name		Title	Date

By:	/s/ Ian Jacobs	President, Chief Executive Officer, Secretary, Chief Financial Officer, and Director	March 30, 2022
	Ian Jacobs	(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

By:	/s/ Mark Tompkins	Director	March 30, 2022
Mark Tompkins

Patricia Acquisition Corp.

December 31, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Patricia Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Patricia Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the year ended December 31, 2021 and for the period from November 9, 2020 (Inception) to December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and the period from November 9, 2020 (inception) to December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has incurred losses from inception that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the  Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Raich Ende Malter & Co. LLP

We have served as the Company’s auditor since 2020.

Melville, New York

March 29, 2022

PATRICIA ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2021	December 31, 2020

ASSETS
Current assets
Cash	$271	$9,438
Total current assets	271	9,438

Total assets	$271	$9,438

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Account Payable	$7,500	$4,500
Note payable – stockholder	64,960	22,500
Total current liabilities	72,460	27,000

Total liabilities	72,460	27,000

Commitments and contingencies

Stockholders’ deficit
Preferred stock, $0.0001 par value, authorized 10,000,000 shares, none issued	-	-
Common stock, $0.0001 par value, authorized 50,000,000 shares; 5,000,000 shares issued and outstanding	500	500
Accumulated deficit	(72,689)	(18,062)

Total stockholders’ deficit	(72,189)	(17,562)

Total liabilities and stockholders’ deficit	$271	$9,438

See accompanying notes to financial statements

PATRICIA ACQUISITION CORP.

STATEMENTS OF OPERATIONS

For the year ended December 31, 2021, and

for the period November 9, 2020 (Inception) to December 31, 2020

	For the Year Ended December 31, 2021	For the Period November 9, 2020 (Inception) to December 31, 2020
Revenue	$—	$—

General and administrative expenses	54,627	18,062

Loss from operations	(54,627)	(18,062)

Net loss	$(54,627)	$(18,062)

Loss per common share - basic and dilutive net loss	(0.01)	(0.00)

Weighted average common shares outstanding - basic and dilutive	5,000,000	4,622,642

See accompanying notes to financial statements

PATRICIA ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Period from November 9, 2020 (Inception) to December 31, 2021

	Preferred Stock		Common Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Deficit	Deficit

Balance, November 9, 2020	-	$-	-	$-	$-	$-

Sale of common stock	-	-	5,000,000	500	-	500

Net loss	-	-	-	-	(18,062)	(18,062)

Balance, December 31, 2020	-	-	5,000,000	500	(18,062)	(17,562)

Net loss	-	-	-	-	(54,627)	(54,627)
Balance, December 31, 2021	-	$-	5,000,000	$500	$(72,689)	$(72,189)

See accompanying notes to financial statements

PATRICIA ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

For the year ended December 31, 2021, and

for the period November 9, 2020 (Inception) to December 31, 2020

Cash Flows From Operating Activities:	For the Year Ended December 31, 2021	For the Period from November 9, 2020 (inception) to December 31, 2021
Net loss	$(54,627)	$(18,062)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts payable and accrued expenses	3000	4,500
Formation costs paid by stockholder on behalf of the Company in exchange for common stock		475

Net Cash Used In Operating Activities	(51,627)	(13,087)

Cash Flows From Financing Activities:
Proceeds from sale of common stock	—	25
Proceeds from stockholder note	42,460	22,500

Net Cash Provided By Financing Activities	42,460	22,525

Net increase (decrease) in cash	(9,167)	9,438

Cash at beginning of period	9,438	—

Cash at end of period	$271	$9,438

Supplemental disclosure of non-cash financing activities:

Common stock in exchange for expenses paid by stockholder on behalf of the Company	$—	$475

See accompanying notes to financial statements

PATRICIA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2021

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

The Company recognizes the tax benefits of uncertain tax positions only when the positions are “more likely than not” to be sustained assuming examination by tax authorities and determined to be attributed to the Company. The determination of attribution, if any, applies for each jurisdiction where the Company is subject to income taxes on the basis of laws and regulations of the jurisdiction. The application of laws and regulations is subject to legal and factual interpretation, judgement, and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations, and court rulings. Therefore, the actual liability of the various jurisdictions may be materially different from management’s estimate. As of December 31, 2021 and 2020, the Company has no accrued interest or penalties related to uncertain tax positions.

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

Note 3. Capital Stock

Preferred Stock

As of December 31, 2021 and 2020, the Company has 10,000,000 shares of preferred stock, par value of $0.0001, authorized and none issued or outstanding, with designations, rights and preferences determined from time to time by our board of directors.

Common Stock

As of December 31, 2021 and 2020, the Company has 50,000,000 shares of common stock, par value of $0.0001, authorized and has issued 5,000,000 shares of its $0.0001 par value common stock for $500 to the founders of the Company. The holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of stockholders of the Company.

Note 4. Income Taxes

As of December 31, 2021 and 2020, the Company has approximately $15,300 and $3,800, respectively, in gross deferred tax assets resulting from net operating loss carry-forwards of $72,689 and $18,062, respectively, available to offset future taxable income through 2040 subject to the change in ownership provisions under IRC 382. A valuation allowance has been recorded to fully offset these deferred tax assets because the Company’s management believes future realization of the related tax benefits is uncertain.

The difference between the tax provision at the statutory federal income tax rate on December 31, 2021 and 2020 and the tax provisions attributable to loss before income taxes is as follows:

	December 31,
	2021	2020
Statutory federal income taxes	21.0%	21.0%
Valuation allowance	(21.0)%	(21.0)%
Effective income tax rate, net	-	-

Note 5. Commitments and Related Party Transactions

Office Space

The Company utilizes the office space and equipment of its management at no cost.

Note Payable - Stockholder

On November 13, 2020, the Company issued a promissory note (the “Note”) to the majority stockholder of the Company pursuant to which the Company agreed to repay the sum of any and all amounts advanced to the Company, on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction, after which the Company would cease to be a shell company. The Note is non-interest bearing unless an event of default occurs. As of December 31, 2021 and 2020, the amount due under the note payable was $64,960 and $22,500, respectively.

Note 6. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred losses from inception of $72,689, has negative working capital of $72,189, and has a stockholders’ deficit of $72,189 as of December 31, 2021. Management believes these conditions raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the date these financial statements are issued. Management intends to finance operations over the next twelve months through additional borrowings on the existing Note.

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