Form 10-Q
period 2023-09-30
Serve Robotics Inc. /DE/
filed 2023-11-15
CIK 1832483

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

COMMISSION FILE NUMBER 000-56237

SERVE ROBOTICS INC.

(Exact name of registrant as specified in its charter)

Delaware	85-3844872
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

730 Broadway Redwood City, CA 94063	(818) 860-1352
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐   No  ☒

As of November 14, 2023, the registrant had a total of 24,832,814 shares of its common stock, par value $0.0001 per share issued and outstanding.

SERVE ROBOTICS INC.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends impacting the financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements.

Forward-looking statements include all statements that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “intend,” “seek,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” “might,” “forecast,” “continue,” or the negative of those terms, and similar expressions and comparable terminology intended to reference future periods. Forward-looking statements include, but are not limited to, statements about:

●	our ability to protect and enforce our intellectual property protection and the scope and duration of such protection;

●	our reliance on third parties, including suppliers, delivery platforms, brand sponsors, software providers and service providers;

●	our ability to operate in public spaces and any errors caused by human supervisors, network connectivity or automation;

●	our robots’ reliance on sophisticated software technology that incorporates third-party components and networks to operate, and our ability to maintain licenses for this software technology;

●	our ability to commercialize our products at a large scale;

●	the competitive industry in which we operate which is subject to rapid technological change;

●	our ability to raise additional capital to develop our technology and scale our operations;

●	developments and projections relating to our competitors and our industry;

●	our ability to adequately control the costs associated with our operations;

●	the impact of current and future laws and regulations, especially those related to personal delivery devices;

●	potential cybersecurity risks to our operational systems, infrastructure, and integrated software by us or third-party vendors;

●	the development of a market for our common stock;

●	the impact of the COVID-19 crisis on our business, results of operations and future growth prospects;

●	our intended use of proceeds from the Private Placement (as defined below); and

●	other risks and uncertainties, including those listed under the caption “Risk Factors.”

Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We cannot guarantee future results, levels of activity, performance or achievements. Accordingly, the forward-looking statements in this Quarterly Report on Form 10-Q should not be regarded as representations that the results or conditions described in such statements will occur or that our objectives and plans ill be achieved, and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements.

ii

PART I

Item 1. Financial Statements

Serve Robotics Inc.

Unaudited Condensed Consolidated Balance Sheets

As of September 30, 2023 and December 31, 2022

(unaudited)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash	$3,502,140	$2,715,719
Accounts receivable	3,955	23,697
Inventory	868,721	618,262
Prepaid expenses	750,072	81,339
Total current assets	5,124,888	3,439,017
Property and equipment, net	1,982,001	3,376,427
Right of use asset	894,127	1,215,968
Deposits	512,659	512,659
Total assets	$8,513,675	$8,544,071

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$944,487	$162,034
Accrued liabilities	159,648	37,434
Note payable, current	1,000,000	1,000,000
Note payable - related party	151,500	-
Right of use liability, current portion	518,877	483,186
Lease liability, current portion	2,081,882	2,214,348
Total current liabilities	4,856,394	3,897,002
Note payable, net of current portion	476,850	1,214,600
Simple agreements for future equity	-	13,150,745
Restricted stock award liability	159,716	162,747
Right of use liability	314,829	708,143
Lease liability	337,087	1,862,980
Total liabilities	6,144,876	20,996,217

Commitments and contingencies (Note 10)

Stockholders' equity (deficit):
Series Seed preferred stock, $0.0001 par value; 4,008,079 shares authorized, 0 and 3,091,672 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	-	309
Series Seed-1 preferred stock, $0.0001 par value; 3,037,227 shares authorized, 0 and 2,440,411 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	-	244
Series Seed-2 preferred stock, $0.0001 par value; 2,599,497 shares authorized, 0 and 2,088,696 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	-	209
Series Seed-3 preferred stock, $0.0001 par value; 445,347 shares authorized, 0 and 357,836 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	-	36
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of September 30, 2023	-	-
Common stock, $0.0001 par value; 300,000,000 shares authorized, 24,689,283 and 7,161,654 shares issued and 24,362,444 and 6,826,352 shares outstanding as of September 30, 2023 and December 31, 2022, respectively	2,436	683
Additional paid-in capital	63,805,874	31,232,737
Subscription receivable	(168,516)	(165,719)
Accumulated deficit	(61,270,995)	(43,520,645)
Total stockholders' equity (deficit)	2,368,799	(12,452,146)
Total liabilities and stockholders' equity (deficit)	$8,513,675	$8,544,071

See accompanying notes to the unaudited condensed consolidated financial statements.

Serve Robotics Inc.

Unaudited Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2023 and 2022

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenues	62,565	33,333	$164,826	$60,689
Cost of revenues	572,537	341,517	1,331,165	721,198
Gross loss	(509,972)	(308,184)	(1,166,339)	(660,509)

Operating expenses:
General and administrative	1,428,143	952,553	3,414,949	2,666,005
Operations	558,068	681,434	1,672,403	1,555,841
Research and development	2,962,812	3,261,785	7,171,446	9,275,252
Sales and marketing	118,793	120,537	481,511	398,635
Total operating expenses	5,067,816	5,016,309	12,740,309	13,895,733

Loss from operations	(5,577,788)	(5,324,493)	(13,906,648)	(14,556,242)

Other income (expense), net:
Interest expense, net	(1,483,390)	(34,112)	(2,021,996)	(49,028)
Change in fair value of derivative liability	(149,000)	-	(149,000)	-
Change in fair value of simple agreements for future equity	(435,794)	-	(1,672,706)	4,506
Total other income (expense), net	(2,068,184)	(34,112)	(3,843,702)	(44,522)

Provision for income taxes	-	-	-	-
Net loss	$(7,645,972)	$(5,358,605)	$(17,750,350)	$(14,600,764)

Weighted average common shares outstanding - basic and diluted	18,528,262	6,871,200	10,674,991	6,990,773
Net loss per common share - basic and diluted	$(0.41)	$(0.78)	$(1.66)	$(2.09)

See accompanying notes to the unaudited condensed consolidated financial statements.

Serve Robotics Inc.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Three and Nine Months Ended September 30, 2023 and 2022

(unaudited)

	Series Seed		Series Seed-1		Series Seed-2		Series Seed-3				Additional			Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity (Deficit)

Balances at December 31, 2021	2,834,033	$283	2,440,411	$244	2,088,696	$209	357,836	$36	7,111,123	$711	$29,984,430	$-	$(21,665,518)	$8,320,395
Issuance of Series Seed preferred stock	257,639	26	-	-	-	-	-	-	-	-	999,973	-	-	999,999
Restricted stock awards repurchased	-	-	-	-	-	-	-	-	(217,588)	(22)	22	-	-	-
Warrants issued in connection with note payable	-	-	-	-	-	-	-	-	-	-	49,000	-	-	49,000
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	9,026	-	-	9,026
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(3,942,145)	(3,942,145)
Balances at March 31, 2022	3,091,672	309	2,440,411	244	2,088,696	209	357,836	36	6,893,535	689	31,042,452	-	(25,607,663)	5,436,275
Restricted stock awards repurchased	-	-	-	-	-	-	-	-	(21,558)	(2)	2	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	11,057	-	-	11,057
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(5,300,015)	(5,300,015)
Balances at June 30, 2022	3,091,672	309	2,440,411	244	2,088,696	209	357,836	36	6,871,977	687	31,053,511	-	(30,907,678)	147,317
Restricted stock awards repurchased	-	-	-	-	-	-	-	-	(1,554)	-	-	-	-
Vested restricted stock purchased with recourse notes	-	-	-	-	-	-	-	-	-	-	817	-	-	817
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	93,724	-	-	93,724
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(5,358,605)	(5,358,605)
Balances at September 30, 2022	3,091,672	$309	2,440,411	$244	2,088,696	$209	357,836	$36	6,870,423	$687	$31,148,051	$-	$(36,266,283)	$(5,116,747)

Balances at December 31, 2022	3,091,672	$309	2,440,411	$244	2,088,696	$209	357,836	$36	6,826,352	$683	$31,232,737	$(165,719)	$(43,520,645)	$(12,452,146)
Vested restricted stock purchased with recourse notes	-	-	-	-	-	-	-	-	2,820	-	3,436	(1,202)	-	2,234
Restricted stock awards repurchased	-	-	-	-	-	-	-	-	(238,625)	(24)	20	-	-	(4)
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	93,943	-	-	93,943
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(5,138,122)	(5,138,122)
Balances at March 31, 2023	3,091,672	309	2,440,411	244	2,088,696	209	357,836	36	6,590,547	659	31,330,136	(166,921)	(48,658,767)	(17,494,095)
Vested restricted stock purchased with recourse notes	-	-	-	-	-	-	-	-	2,820	-	3,433	(1,302)	-	2,131
Restricted stock awards repurchased	-	-	-	-	-	-	-	-	(62,975)	(6)	6	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	106,929	-	-	106,929
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(4,966,256)	(4,966,256)
Balances at June 30, 2023	3,091,672	309	2,440,411	244	2,088,696	209	357,836	36	6,530,392	653	31,440,504	(168,223)	(53,625,023)	(22,351,291)
Issuance of common stock pursuant to Merger	-	-	-	-	-	-	-	-	3,040,140	304	12,160,256	-	-	12,160,560
Conversion of convertible note and derivative into common stock in connection with Merger	-	-	-	-	-	-	-	-	937,961	94	3,751,781	-	-	3,751,875
Conversion of SAFEs into common stock in connection with Merger	-	-	-	-	-	-	-	-	4,372,601	437	17,489,967	-	-	17,490,404
Conversion of preferred stock into common stock in connection with Merger	(3,091,672)	(309)	(2,440,411)	(244)	(2,088,696)	(209)	(357,836)	(36)	7,978,616	798	-	-	-	-
Predecessor shares converted into common stock upon the Merger	-	-	-	-	-	-	-	-	1,500,000	150	(150)	-	-	-
Vested restricted stock purchased with recourse notes	-	-	-	-	-	-	-	-	2,734	-	3,433	(293)	-	3,140
Warrants issued with convertible note	-	-	-	-	-	-	-	-	-	-	991,000	-	-	991,000
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	103,385	-	-	103,385
Offering costs	-	-	-	-	-	-	-	-	-	-	(2,134,302)	-	-	(2,134,302)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(7,645,972)	(7,645,972)
Balances at September 30, 2023	-	$-	-	$-	-	$-	-	$-	24,362,444	$2,436	$63,805,874	$(168,516)	$(61,270,995)	$2,368,799

See accompanying notes to the unaudited condensed consolidated financial statements

Serve Robotics Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2023 and 2022

(unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(17,750,350)	$(14,600,764)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,396,919	40,521
Stock-based compensation	304,256	113,806
Change in fair value of simple agreements for future equity	1,672,706	(4,506)
Amortization of debt discount	816,715	9,167
Warrants issued with convertible note	991,000	-
Change in fair value of derivative liability	149,000	-
Interest on recourse loan	(2,797)	-
Changes in operating assets and liabilities:
Accounts receivable	19,742	(30,980)
Inventory	(250,459)	(5,190,776)
Prepaid expenses	(517,233)	(337,276)
Accounts payable	782,454	2,803,257
Accrued liabilities	129,481	2,886
Right of use liabilities, net	(35,782)	210,518
Net cash used in operating activities	(12,294,348)	(16,984,147)
Cash flows from investing activities:
Purchase of property and equipment	(2,493)	(83,662)
Deposits	-	(389,636)
Net cash used in investing activities	(2,493)	(473,298)
Cash flows from financing activities:
Proceeds from simple agreement for future equity	2,666,953	10,585,002
Proceeds from note payable	750,000	2,500,000
Repayments of note payable	(1,500,000)	-
Proceeds from convertible note payable	2,798,410	-
Proceeds from note payable, related party	449,000	-
Repayments of note payable, related party	(449,000)	-
Repayment of lease liability financing	(1,658,359)	-
Issuance of common stock pursuant to Merger, net of offering costs	10,026,258	-
Issuance of Series Seed preferred stock	-	999,999
Net cash provided by financing activities	13,083,262	14,085,001
Net change in cash and cash equivalents	786,421	(3,372,444)
Cash and cash equivalents at beginning of period	2,715,719	7,965,861
Cash and cash equivalents at end of period	$3,502,140	$4,593,417

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$258,256	$-

Supplemental disclosure of non-cash investing and financing activities:
Vested restricted stock purchased with recourse notes	$10,302	$-
Derivative liability in connection with convertible note	$601,000	$-
Debt discount issued as accrued liability	$63,840	$-
Conversion of SAFE into common stock	$17,490,404	$-
Conversion of convertible note and derivative into common stock in connection with merger	$3,751,875	$-
Warrants issued in connection with note payable	$-	$49,000
Note payable, related party of predecessor assumed in Meger	$151,500	$-

See accompanying notes to the unaudited condensed consolidated financial statements

Serve Robotics Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

1	NATURE OF OPERATIONS

On July 31, 2023, the board of directors of Patricia Acquisition Corp., a Delaware corporation (“Patricia”) and all of its pre-Merger (as defined below) stockholders approved a restated certificate of incorporation, which was effective upon its filing with the Secretary of State of the State of Delaware on July 31, 2023, and through which Patricia changed its name to “Serve Robotics Inc.”

Serve Operating Co. (formerly known as Serve Robotics Inc.) (the “Company” or “Serve”) is a corporation formed on January 15, 2021 under the laws of the State of Delaware. The Company is developing next generation robots for last-mile delivery services. The Company is headquartered in Redwood City, California.

In February 2021, the Company entered into a contribution and license agreement with Postmates, LLC, a Delaware limited liability company (“Postmates”). Pursuant to the agreement, Postmates transferred over certain contracts and agreements, intellectual property and patents and hardware and equipment to the Company. As the contribution was without consideration, the agreement did not have any effect on the Company’s consolidated financial statements.

On July 31, 2023, Patricia’s wholly-owned subsidiary, Serve Acquisition Corp., a corporation formed in the State of Delaware on July 10, 2023 (“Acquisition Sub”), merged with and into the Company. Pursuant to this transaction (the “Merger”), the Company was the surviving corporation and became Patricia’s wholly owned subsidiary, and all of the outstanding stock of Serve was converted into shares of Patricia’s common stock. All of Serve’s outstanding warrants and options were assumed by Patricia. Following the consummation of the Merger, Serve changed its name to “Serve Operating Co.”

Following the closing of the Merger, Patricia Acquisition Corp. changed its name to Serve Robotics Inc.

As a result of the Merger, Patricia acquired the business of Serve and will continue the existing business operations of Serve as a public reporting company under the name Serve Robotics Inc. In accordance with “reverse merger” or “reverse acquisition” accounting treatment, the Company was determined the accounting acquirer. Patricia’s historical financial statements before the Merger has been replaced with the historical financial statements of Serve before the Merger in filings with the SEC since the Merger unless otherwise noted.

2	GOING CONCERN

The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained net losses since inception and $17,750,350 during the nine months ended September 30, 2023, The Company used cash in operations of $12,445,848 during the nine months ended September 30, 2023. The Company requires additional capital to operate. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern until it reaches profitability is dependent upon its ability to generate cash from operating activities and to raise additional capital to fund operations. There are no assurances than management’s plans will be successful.

3.	REVERSE MERGER ACCOUNTING

On July 31, 2023, Acquisition Sub, merged with and into the Company. Pursuant to the Merger, the Company was the surviving corporation and became Patricia’s wholly owned subsidiary, and all of the outstanding stock of Serve was converted into shares of Patricia’s common stock. All of Serve’s outstanding warrants and options were assumed by Patricia. Following the consummation of the Merger, Serve changed its name to “Serve Operating Co.”

The merger was accounted for as a reverse-merger, and recapitalization in accordance with generally accepted accounting principles in the United States (“GAAP”). Serve Robotics Inc. was the acquirer for financial reporting purposes and the Company was the acquired company. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the merger are those of Serve Robotics Inc. and have been recorded at the historical cost basis of Serve Robotics Inc., and the financial statements after completion of the merger include the assets and liabilities of the Company and Serve Robotics Inc., historical operations of Serve Robotics Inc. and operations of the Company from the closing date of the merger. Common stock and the corresponding capital amounts of the Company pre-merger were retroactively restated as capital stock shares reflecting the exchange ratio in the merger. In conjunction with the merger, the Company received no cash and assumed no liabilities from Patricia Acquisition Corp.

4	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accounting and reporting policies of the Company conform to GAAP. The Company’s fiscal year is December 31.

Capital Stock Conversion

As a result of the Merger, each of Serve’s shares of capital stock issued and outstanding immediately prior to the closing of the Merger was converted into the right to receive 0.8035 shares of Patricia’s common stock (the “Common Share Conversion Ratio”). Accordingly, all share and per share amounts for all periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the Common Share Conversion Ratio. There was no effect on the number of shares of common stock or preferred stock authorized for issuance under the Company’s certificate of incorporation or the par value of such securities.

Principles of Consolidation

These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Serve Operating Co. and Serve Robotics Canada Inc. All inter-company transactions and balances have been eliminated on consolidation.

Unaudited Interim Financial Information

The unaudited interim condensed financial statements and related notes have been prepared in accordance with GAAP for interim financial information, within the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited interim financial statements have been prepared on a basis consistent with the audited financial statements and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the results for the interim periods presented and of the financial condition as of the date of the interim balance sheet. The financial data and the other information disclosed in these notes to the interim financial statements related to the nine-month periods are unaudited. Unaudited interim results are not necessarily indicative of the results for the full fiscal year.

The accompanying unaudited interim condensed financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2022 included in the Form 8-K filed with the SEC on August 4, 2023.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, valuation of future equity obligations and stock-based compensation. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company generally maintains balances in various operating accounts at financial institutions that management believes to be of high credit quality, in amounts that may exceed federally insured limits. The Company has not experienced any losses related to its cash and cash equivalents and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. As of September 30, 2023 and December 31, 2022, the Company’s cash and cash equivalents were held at one accredited financial institution. As of September 30, 2023 and December 31, 2022, the Company had balances in excess of insured amounts, respectively.

Concentrations

During the nine months ended September 30, 2023, one customer accounted for 68% of revenue.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.

Fair Value Measurements

Certain assets and liabilities of the Company are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

●	Level 1—Quoted prices in active markets for identical assets or liabilities.

●	Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

●	Level 3—Unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

The carrying values of the Company’s accounts receivable, prepaid expenses and accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

See Notes 4 and 7 for fair value disclosures of future equity obligations.

Accounts Receivable

Accounts receivable are derived from services delivered to customers and are stated at their net realizable value. The Company accounts for allowance for doubtful accounts under ASC 310-10-35. Each month, the Company reviews its receivables on a customer-by-customer basis and evaluates whether an allowance for doubtful accounts is necessary based on any known or perceived collection issues. Any balances that are eventually deemed uncollectible are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2023 and December 31, 2022, the Company determined there was no allowance for doubtful accounts necessary.

Inventory

Inventory is stated at the lower of cost or market value and accounted for using the specific identification cost method. As of September 30, 2023 and December 31, 2022, inventory primarily consists of robotic component parts from the Company’s suppliers. Management reviews its inventory for obsolescence and impairment annually and did not record a reserve for obsolete inventory for the nine months ended September 30, 2023 and 2022.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is recognized using the straight-line method over the estimated useful life of the asset, which is three (3) to five (5) years for office equipment and two (2) years for the Company’s robot assets. Estimated useful lives are periodically assessed to determine if changes are appropriate. Maintenance and repairs are charged to expense as incurred. When assets are retired or otherwise disposed of, the cost of these assets and related accumulated depreciation or amortization are eliminated from the balance sheets and any resulting gains or losses are included in the statement of operations in the period of disposal. (See Note 5).

Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of ASC 360-10-35, Property, Plant and Equipment, Impairment or Disposal of Long-lived Assets. The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Deferred Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 with regards to offering costs. Prior to the completion of an offering, offering costs are capitalized. The deferred offering costs are charged to additional paid-in capital or as a discount to debt, as applicable, upon the completion of an offering or to expense if the offering is not completed. As of September 30, 2023, there were no deferred offering costs.

Convertible Instruments

GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule is when the host instrument is deemed to be conventional as that term is described under applicable GAAP.

Subscription Receivable

The Company records stock issuances at the effective date. If the subscription is not funded upon issuance, the Company records an escrow receivable as an asset on a balance sheet. When subscription receivables are not received prior to the issuance of financial statements at a reporting date in satisfaction of the requirements under FASB ASC 505-10-45-2, the subscription is reclassified as a contra account to stockholders’ equity on the consolidated balance sheet.

Revenue Recognition

The Company accounts for revenue under ASC 606, Revenue from Contracts with Customers. The Company determines revenue recognition through the following steps:

●	Identification of a contract with a customer;

●	Identification of the performance obligations in the contract;

●	Determination of the transaction price;

●	Allocation of the transaction price to the performance obligations in the contract; and

●	Recognition of revenue when or as the performance obligations are satisfied.

Revenue is recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. As a practical expedient, the Company does not adjust the transaction price for the effects of a significant financing component if, at contract inception, the period between customer payment and the transfer of goods or services is expected to be one year or less.

To date, the Company has generated initial revenues from its delivery services as well as branding fees. For delivery services, the Company satisfies its performance obligation when the delivery is complete, which is the point in time control of the delivered product transfers to the customer. The Company recognizes branding fees over time as performance obligations are completed over the term of the agreement.

During the nine months ended September 30, 2023, delivery revenue was $111,784, branding fees were $45,250 and other revenue was $7,792, respectively. During the nine months ended September 30, 2022, delivery revenue was $35,049 and branding fees were $25,640, respectively.

Cost of Revenue

Cost of revenue consists primarily of allocations of depreciation on robot assets used for revenue producing activities, personnel time related to revenue activities, and costs related to data, software and similar costs that allow the robots to function as intended and for the Company to communicate with the robots while in service.

Sales and Marketing

Sales and marketing expenses include personnel costs and public relations expenses. Advertising costs are expensed as incurred and included in sales and marketing expenses. Advertising expense were approximately $0 and $47,700 for the three months ended September 30, 2023 and 2022, and $184,000, and $144,000 for the nine months ended September 30, 2023 and 2022, all respectively.

Operations

Operations expenses primarily consist of costs for field operations personnel.

General and Administrative Expenses

General and administrative expenses primarily consist of personnel-related expenses for executive management and administrative functions, including finance and accounting, legal, and human resources, as well as general corporate expenses and general insurance. General and administrative expenses also include depreciation on property and equipment as well as amortization of right of use assets. These costs are expensed as incurred.

Research and Development Costs

Costs incurred in the research and development of the Company’s products are expensed as incurred. Research and development costs include product design, hardware and software costs.

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016 02, Leases (ASC 842). This ASU requires a lessee to recognize a right-of-use asset and a lease liability under most operating leases in its balance sheet. The ASU is effective for annual and interim periods beginning after December 15, 2021. Early adoption is permitted. The Company adopted ASC 842 on January 1, 2022 using the modified retrospective approach. The Company elected the package of practical expedients available for existing contracts, which allowed the Company to carry forward our historical assessments of lease identification, lease classification, and initial direct costs and did not require retrospective medication. The Company also elected a policy to not apply the recognition requirements of ASC 842 for short-term leases with a term of 12 months or less.

The Company determines if an arrangement is a lease, or includes an embedded lease, at inception for each contract or agreement. A contract is or contains an embedded lease if the contract meets all of the below criteria:

(i)	there is an identified asset

(ii)	the Company obtains substantially all of the economic benefits of the asset

(iii)	the Company has the right to direct the use of the asset

The Company’s operating lease agreements include office and warehouse space. ROU assets represent the right to use an underlying asset for the lease term and operating lease liabilities represent the obligation to make payments arising from the lease or embedded lease. Operating lease ROU assets and operating lease liabilities are recognized at commencement date based on the present value of the future minimum lease payments over the lease term. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate that is based on the estimated rate of interest for a collateralized borrowing of a similar asset, using a similar term as the lease payments at the commencement date. Indirect capital costs are capitalized and included in the ROU assets at commencement.

The operating lease ROU assets and operating lease liabilities include any lease payments made, including any variable amounts that are based on an index or rate, and exclude lease incentives. Variability that is not due to an index or rate, such as payments made based on hourly rates, are excluded from the lease liability. Lease terms may include options to extend or terminate the lease.

Renewal option periods are included within the lease term and the associated payments are recognized in the measurement of the operating ROU asset and operating lease liability when they are at our discretion and considered reasonably certain of being exercised. Over the lease term, the Company uses the effective interest rate method to account for the lease liability as lease payments are made and the ROU asset is amortized in a manner that results in straight-line expense recognition. (See Note 10).

Net Loss per Share

Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. As all potentially dilutive securities are anti-dilutive as of September 30, 2023 and December 31, 2022, diluted net loss per share is the same as basic net loss per share for each period. Potentially dilutive items outstanding as of September 30, 2023 and 2022 is as follows:

	September 30,
	2023	2022
Series Seed preferred stock (convertible to common stock)	-	3,091,672
Series Seed-1 preferred stock (convertible to common stock)	-	2,440,412
Series Seed-2 preferred stock (convertible to common stock)	-	2,088,696
Series Seed-3 preferred stock (convertible to common stock)	-	357,836
Common stock warrants	142,730	54,203
Preferred stock warrants	-	128,819
Stock options	1,594,800	941,406
Unvested restricted common stock issued not outstanding	326,839	-
Total potentially dilutive shares	2,064,369	9,103,044

Excluded in the table of September 30, 2022 are the number of shares that would be issuable upon the conversion of Simple Agreements for Future Equity, for which the number of shares are indeterminable as of September 30, 2022. Upon consummation of the Merger, all outstanding SAFEs were converted into 4,372,601 shares of common stock (see Notes 4, 7 and 8).

Upon the Merger, all outstanding shares of preferred stock were converted into an aggregate of 7,978,616 shares of common stock. Furthermore, all outstanding warrants to purchase shares of Series Seed preferred stock were converted into 128,819 warrants to purchase shares of common stock.

Recently Adopted Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

4.	FAIR VALUE MEASUREMENTS

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows:

Fair Value Measurements as of September 30, 2023 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Simple agreement for future equity	$-	$-	$-	$-
Derivative liability	-	-	-	-
	$-	$-	$-	$-

	Fair Value Measurements as of December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Simple agreement for future equity	$-	$-	$13,150,745	$13,150,745
	$-	$-	$13,150,745	$13,150,745

Simple Agreements for Future Equity

The Company measures the simple agreements for future equity at fair value based on significant inputs not observable in the market, which causes it to be classified as a Level 3 measurement within the fair value hierarchy. The valuation of the future equity obligations uses assumptions and estimates the Company believes would be made by a market participant in making the same valuation. The Company assesses these assumptions and estimates on an on-going basis as additional data impacting the assumptions and estimates are obtained. Changes in the fair value of the simple agreements for future equity related to updated assumptions and estimates are recognized within the statements of operations.

The simple agreements for future equity may change significantly as additional data is obtained, impacting the Company’s assumptions regarding probabilities of outcomes used to estimate the fair value of the liability. In evaluating this information, considerable judgment is required to interpret the data used to develop the assumptions and estimates. The estimates of fair value may not be indicative of the amounts that could be realized in a current market exchange. Accordingly, the use of different market assumptions and/or different valuation techniques may have a material effect on the estimated fair value amounts, and such changes could materially impact the Company’s results of operations in future periods.

The Company utilized a probability-weighted average approach based on the estimated market value of the underlying securities and the potential settlement outcomes of the simple agreements for future equity, including a liquidity event or future equity financing as well as other settlement alternatives. Both the market value of the underlying securities and the probability of settlement outcomes include unobservable Level 3 inputs.

As of December 31, 2022, the Company assumed a 85% probability of a liquidity and/or equity financing events as the primary ultimate settlement outcomes of the future equity obligations. Immediately prior to the Merger, the Company revalued the remaining outstanding SAFEs using a 100% probability of an equity financing and $4.00 as the fair value of the underlying common stock (see Note 8). Upon the Merger, the SAFEs converted into 4,372,601 shares of common stock at a fair value of $17,490,404.

Derivative Liability

In connection with the Company’s convertible notes, the Company recorded a derivative liability (see Note 6). The estimated fair value of the derivative liability is recorded using significant unobservable measures and other fair value inputs and is therefore classified as a Level 3 financial instrument.

The fair value of the derivative liability is valued using a probability-weighted scenario analysis utilizing the terms of the notes and assumptions regarding cash settlement or conversion to equity. Immediately prior to the Merger, the Company determined a 100% probability of conversion into equity.

The following table sets forth a summary of changes in the fair value of our Level 3 financial instrument liabilities for the nine months ended September 30, 2023:

	Simple	Embedded
	Agreement For	Derivative
	Future Equity	Liability	Total
Outstanding as of December 31, 2022	$13,150,745	$-	$13,150,745
Issuance of simple agreements for future equity	2,666,953	-	2,666,953
Issuance of embedded derivative liability	-	601,000	601,000
Change in fair value	1,672,706	149,000	1,821,706
Conversion to common stock before APO	(17,490,404)	(750,000)	(18,240,404)
Outstanding as of September 30, 2023	$-	$-	$-

5.	PROPERTY AND EQUIPMENT, NET

The following is a summary of property and equipment:

	September 30, 2023	December 31, 2022
Office equipment	$248,240	$245,747
Robot assets	3,561,288	3,561,288
Total	3,809,528	3,807,035
Less: accumulated depreciation	(1,827,527)	(430,608)
Property and equipment, net	$1,982,001	$3,376,427

Depreciation expense was $1,396,919 and $40,521 for the nine months ended September 30, 2023 and 2022, respectively.

6.	NOTE PAYABLE

Silicon Valley Bank

In March 2022, the Company entered into a promissory note with Silicon Valley Bank (“SVB”) for a principal amount of $2,500,000. The note matures on March 1, 2025 and bears interest at the greater of 3.25% or prime rate. The loan had interest-only payments through September 2022, and then requires monthly principal payments of $83,333, plus interest, beginning October 2022. During the nine months ended September 30, 2023, the Company made repayments approximately $750,000 and $1,500,000 remained outstanding. Interest expense was $58,315 for the nine months ended September 30, 2023, all of which was paid. The note is subject to subordination related to leased assets of the Company.

In connection with the note, the Company issued SVB 40,292 warrants to purchase common stock. The warrants have an exercise price of $0.49 per share, are immediately exercisable and have a term of 12 years. The fair value of the warrant was $49,000, which was recognized as a debt discount and will be amortized to interest expense over the life of the note. During the nine months ended September 30, 2023, amortization of debt discount was $12,250. Upon the Merger, all warrants were no longer outstanding.

As of September 30, 2023, note payable, net of unamortized discount of $23,150, was $1,476,850.

Short-Term Notes

Prior to the Merger, the Company received $750,000 in proceeds from short-term notes. The loans accrued interest on the unpaid principal amount at a rate of 18% per annum. Each holder of the notes was entitled to an exit fee equal to 16% of the stated principal amount of such holder’s note, less the total amount of interest that accrued on such note prior to the closing of the Merger (the “Exit Fee”). Upon the Merger, the Company fully repaid the notes and exit fee for a total of $920,015.

Convertible Note Payable

In April 2023, the Company received bridge financing totaling $3,001,500 in principal for which the Company received $2,798,410 in net proceeds (the “April Notes”). As a result, the Company incurred fees of $203,090 which was recorded as a debt discount. The April Notes bore interest at 10% per annum and are payable six months from the date of the bridge financing, subject to conversion. The April Notes were convertible into shares of common stock at a conversion price equal to 80% of the price per the PIPE offering (the “Private Placement”), which initially closed simultaneously with the Merger on July 31, 2023 (see Note 8). Upon the closing of the Merger and the initial closing of the Private Placement, the outstanding principal amount of the Bridge Notes was automatically converted into 937,961 shares of common stock at a conversion price of $3.20 per share. Furthermore, accrued interest on the April Notes were forgiven; therefore, no interest was recognized as of the closing of the Merger.

The Company evaluated the terms of the conversion features of the April Notes as noted above in accordance with ASC Topic No. 815 – 40, Derivatives and Hedging – Contracts in Entity’s Own Stock, and determined they are not indexed to the Company’s common stock and that the conversion feature, which is akin to a redemption feature, meet the definition of a liability. The notes contain an indeterminate number of shares to settle with conversion options outside of the Company’s control. Therefore, the Company bifurcated the conversion feature and accounted for it as a separate derivative liability. Upon issuance of the April Notes, the Company recognized a derivative liability at a fair value of $601,000, which was recorded as a debt discount and was amortized over the life of the notes. Upon the Merger and the Private Placement, the derivative liability had a fair value of $750,000, which was reclassified to additional paid-in capital in connection with the conversion of the underlying notes.

For the nine months ended September 30, 2023, the Company amortized $804,465 of the debt discount to interest expense. At September 30, 2023, the outstanding balance of the April Notes, less unamortized discount of $0, was $0.

In connection with the April Notes, the Company granted each holder warrants to purchase common stock equal to 50% of the number of shares of common stock into which the loan is convertible into at an exercise price of $3.20 per share. Furthermore, the Company granted warrants to the brokers (the “Bridge Brokers”) equal to 8% of the number of shares of common stock into which April Notes, other than those purchased by insider investors, would convert at the closing of the Merger, with an exercise price of $3.20 per share. As the issuance of the warrants noted above were contingent on the closing of the Merger, they were not considered granted until July 31, 2023 (see Note 9).

Note Payable – Related Party

In June and July 2023, the Company issued a senior secured promissory note with its Chief Executive Officer for which the Company received $449,000 in proceeds. The note bore interest at 7.67% per annum and matured upon the Merger.

In connection with this note, the Company agreed to pay an exit fee upon repayment of the note equal to 16% of the principal, less the total interest that accrued until repayment. Upon the Merger, the Company fully repaid the note and exit fee for a total of $520,840.

Patricia – Stockholder

As of the Merger, Patricia had an outstanding note with its then majority stockholder for $151,500. As of September 30, 2023, the balance remained outstanding.

7.	FUTURE EQUITY OBLIGATIONS

In 2023, the Company entered into Simple Agreements for Future Equity (“SAFE”) for aggregate purchase amounts of $2,666,953. The 2023 agreements, which provide the right of the investors to future equity in the Company, are subject to a valuation cap of $65 million. The agreements have a discount rate of 80%.

If there is a preferred equity financing before the termination of the SAFEs, on the initial closing of such equity financing, this SAFE will automatically convert into the number of shares of Safe Preferred Stock equal to the Purchase Amount divided by the Discount Price or Conversion Price. The Discount Price is the price per share of the Standard Preferred Stock sold in the equity financing multiplied by the Discount Rate. The Conversion Price is 1) the Safe Price or (2) the Discount Price, whichever calculation results in a greater number of shares of Safe Preferred Stock. The SAFE price is the price per share equal to the valuation cap divided by the Company’s dilutive shares outstanding.

Upon the Merger in July 2023, all remaining outstanding SAFEs were converted into 4,372,601 shares of common stock.

As of September 30, 2023 and December 31, 2022, the fair value of SAFEs was $0 and $13,150,745, respectively. See Note 4 for fair value disclosures.

8.	STOCKHOLDERS’ EQUITY

Preferred Stock

Before the consummation of the Merger, the Company had issued Series Seed, Series Seed-1, Series Seed-2 and Series Seed-3 convertible preferred stock (collectively referred to as “Preferred Stock”). The Company’s certificate of incorporation, as amended and restated, had authorized the Company to issue a total of 10,090,150 shares of Preferred Stock, of which 4,008,079 shares were designated as Series Seed Preferred Stock, 3,037,227 shares were designated as Series Seed-1 Preferred Stock, 2,599,497 shares were designated as Series Seed-2 Preferred Stock and 445,437 shares were designated as Series Seed-3 Preferred Stock.

The liquidation preferences were as follows:

	September 30,	December 31,
	2023	2022
Series Seed preferred stock	$-	$9,641,998
Series Seed-1 preferred stock	-	2,972,910
Series Seed-2 preferred stock	-	4,559,832
Series Seed-3 preferred stock	-	1,004,375
	$-	$18,179,115

Upon the Merger, there were 10,000,000 shares of preferred stock, par value $0.0001 per share, authorized for issuance.

Transactions

In February 2022, the Company issued 257,639 shares of Series Seed Preferred Stock for gross proceeds of $999,999, or $3.88 per share.

Upon consummation of the Merger in July 2023, all shares of Serve Preferred Stock were converted into 7,978,616 shares of common stock of the newly merged entity.

Common Stock

Upon the Merger, the Company has authorized 300,000,000 shares of common stock, par value $0.0001 per share.

Dividend Rights

Subject to applicable law and the rights and preferences, if any, of any holders of any outstanding series of preferred stock, the holders of our common stock are entitled to receive dividends if our board of directors, in its discretion, determines to issue dividends and then only at the times and in the amounts that our board of directors may determine, payable either in cash, in property or in shares of capital stock.

Voting Rights

Holders of our common stock are entitled to one vote for each share of common stock held on all matters submitted to a vote of stockholders. Except as otherwise required by law, holders of common stock are not entitled to vote on any amendment to the amended and restated certificate of incorporation (including any certificate of designation relating to any series of preferred stock) that relates solely to the terms of one or more outstanding series of preferred stock if the holders of such affected series are entitled, either separately or together as a class with the holders of one or more other such series, to vote on such amendment pursuant to the amended and restated certificate (including any certificate of designation relating to any series of preferred stock). We have not provided for cumulative voting for the election of directors in our amended and restated certificate of incorporation. Accordingly, holders of a majority of the shares of our common stock will be able to elect all of our directors. Our amended and restated certificate of incorporation establishes a classified board of directors, divided into three classes with staggered three-year terms. Only one class of directors will be elected at each annual meeting of our stockholders, with the other classes continuing for the remainder of their respective three-year terms.

Transactions

Immediately following the Merger, the Company issued 2,782,378 shares of common stock pursuant to a private placement offering for gross proceeds of $11,129,512, or at a purchase price of $4.00 per share. On August 31, 2023, the Company issued an additional 257,762 shares of common stock pursuant to the private placement offering for gross proceeds of $1,031,048, or $4.00 per share. The private placement offerings are referred to herein as the “Private Placement.”

Upon consummation of the Merger, Patricia’s predecessor shares converted into 1,500,000 shares of common stock of the newly merged entity.

Upon consummation of the Merger, all outstanding SAFEs were converted into 4,372,601 shares of common stock (see Notes 4 and 7).

Upon consummation of the Merger, the outstanding convertible note and related derivative liability was converted into 937,961 shares of common stock (see Notes 4 and 6).

Upon consummation of the Merger, all shares of Serve Preferred Stock were converted into 7,978,616 shares of common stock.

Restricted Common Stock

During 2022, the Company issued 338,121 shares of restricted common stock for recourse notes totaling $164,116. The shares were issued with a corresponding note receivable, a recourse loan that was collateralized by the underlying shares. The Company plans to enforce the recourse terms for the holders. As such, in accordance with ASC 505-10-45-2, the Company recognized a subscription receivable of $165,719, inclusive of interest on the note, which is included as a contra-equity on the consolidated balance sheets. The Company recorded a corresponding restricted stock award liability of $162,747 for the potential settlement if the call right for the shares of restricted common stock is exercised and unvested shares repurchased. The Company reduced the liability and increased additional paid-in capital for the value of the note associated with vested shares no longer subject to the call right. During the nine months ended September 30, 2023, 8,375 shares of restricted common stock vested for a value of $10,302. As of September 30, 2023, the subscription receivable balance was $168,516 and the corresponding restricted stock award liability was $159,716.

As of September 30, 2023, inclusive of founders’ restricted stock issued in 2021, 3,185,037 shares of common stock had vested and 6,533,167 total shares of common stock were outstanding. Total issued shares of common stock were 6,860,053, which includes the shares of restricted stock issued with the recourse note.

During the nine months ended September 30, 2023 and 2022, the Company recorded stock-based compensation pertaining to vesting of restricted common stock of $218,453 and $72,300, respectively.

During the nine months ended September 30, 2023 and 2022, the Company repurchased restricted stock awards of 301,600 and 240,700 shares of common stock, respectively, for nominal value.

9.	STOCK-BASED COMPENSATION

2023 Equity Incentive Plan

The 2023 Plan permits the grant of incentive stock options, nonstatutory stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”) and stock bonus awards (all such types of awards, collectively, “stock awards”).

Subject to adjustments as set forth in the 2023 Plan, the maximum aggregate number of shares of common stock that may be issued under the 2023 Plan will not exceed 1,594,800 shares. The shares may be authorized, but unissued, or reacquired common stock. Furthermore, subject to adjustments as set forth in the 2023 Plan, in no event shall the maximum aggregate number of shares that may be issued under the 2023 Plan pursuant to Incentive Stock Options exceed the number set forth above plus, to the extent allowable under Section 422 of the Code and the regulations promulgated thereunder, any shares that again become available for issuance pursuant to the 2023 Plan.

The number of shares available for issuance under the 2023 Plan may, at the discretion of the Plan Administrator (as defined below), be increased on October 1st of each fiscal year beginning with the 2023 fiscal year until the 2023 Plan terminates, in each case, in an amount equal to the lesser of (i) at the discretion of our board of directors, 4% of the shares of common stock issued and outstanding on the last day of the immediately preceding month on a fully-diluted and as-converted basis and (ii) such other number of shares determined by our board of directors.

To the extent, stock awards or awards or shares issued under the 2021 Plan that are assumed by the Company pursuant to the Merger Agreement (“Existing Plan Awards”) expire or are forfeited or becomes unexerciseable for any reason without having been exercised in full, or are surrendered pursuant to an exchange program (as defined in the 2023 Plan), the unissued shares that were subject thereto shall continue to be available under the 2023 Plan for issuance pursuant to future stock awards. In addition, any shares which are retained by us upon exercise of a stock award or Existing Plan Award in order to satisfy the exercise or purchase price for such stock award or Existing Plan Award or any withholding taxes due with respect to such stock award or Existing Plan Award shall be treated as not issued and shall continue to be available under the 2023 Plan for issuance pursuant to future stock awards. Shares issued under the 2023 Plan or an Existing Plan Award and later forfeited to us due to the failure to vest or repurchased by us at the original purchase price paid to us for the shares (including without limitation upon forfeiture to or repurchase by us in connection with a participant ceasing to be a service provider) shall again be available for future grant under the 2023 Plan. To the extent a stock award under the 2023 Plan or Existing Plan Award is paid out in cash rather than shares, such cash payment will not result in reducing the number of shares available for issuance under the 2023 Plan.

Serve Robotics 2021 Equity Incentive Plan

The Company has adopted the Serve Robotics 2021 Equity Incentive Plan (“2021 Plan”), as amended and restated, which provides for the grant of shares of stock options and stock appreciation rights (“SARs”) and restricted common shares to employees, non-employee directors, and non-employee consultants. The number of shares authorized by the 2021 Plan was 4,870,663 shares as of September 30, 2023. The option exercise price generally may not be less than the underlying stock’s fair market value at the date of the grant and generally have a term of ten years. The amounts granted each calendar year to an employee or non-employee is limited depending on the type of award. As of September 30, 2023, there were 3,275,863 shares available for grant under the 2021 Plan. Stock options granted under the 2021 Plan typically vest over a four-year period, with a one-year cliff as well as via specified milestones.

A summary of information related to stock options for the nine months ended September 30, 2023 is as follows:

	Options	Weighted Average Exercise Price	Intrinsic Value
Outstanding as of December 31, 2022	861,309	$0.49	$-
Granted	765,477	0.75
Exercised	-	-
Forfeited	(31,985)	0.49
Outstanding as of September 30, 2023	1,594,800	$0.61	$5,405,876

Exercisable as of September 30, 2023	296,057	$0.51	$1,292,215
Exercisable as of December 31, 2022	170,125	$0.49	$-

As of September 30, 2023, the weighted average duration to expiration of outstanding options was 8.79 years.

Stock-based compensation expense for stock options of $85,803 and $41,506 was recognized under ASC 718 for the nine months ended September 30, 2023 and 2022, respectively. Total unrecognized compensation cost related to non-vested stock option awards amounted to approximately $521,000 as of September 30, 2023, which will be recognized over a weighted average period of 3.99 years.

The stock options were valued using the Black-Scholes pricing model using the range of inputs as indicated below:

	Nine Months Ended
	September 30,
	2023	2022
Risk-free interest rate	3.58% - 3.91%	1.9% - 3.01%
Expected term (in years)	5.52-6.27	6.02-6.27
Expected volatility	75.0%	79.1%
Expected dividend yield	0%	0%

Warrants

Upon the consummation of the Merger, (i) warrants to purchase 17,314 shares of Serve’s common stock issued and outstanding immediately prior to the closing of the Merger were assumed and converted into warrants to purchase 13,911 shares of Patricia’s common stock, and (ii) warrants to purchase 160,323 shares of Serve’s Series Seed preferred stock issued and outstanding immediately prior to the closing of the Merger were assumed and converted into warrants to purchase 128,819 shares of Patricia’s common stock.

In connection with the April Notes (see Note 6), the Company granted each holder warrants to purchase common stock equal to 50% of the number of shares of common stock into which the loan is convertible into at an exercise price of $3.20 per share. Furthermore, the Company granted warrants to the Bridge Brokers equal to 8% of the number of shares of common stock into which April Notes, other than those purchased by insider investors, would convert at the closing of the Merger, with an exercise price of $3.20 per share. As the issuance of the warrants noted above were contingent on the closing of the Merger, they were not considered granted until July 31, 2023. Upon the closing of the Merger, the Company issued 468,971 warrants to the holders of the April Notes and 74,662 warrants to the Bridge Brokers. The Company calculated the fair value of the warrants using a Black-Scholes pricing model. The Company valued the warrants using a common stock fair value of $4.00, exercise price of $3.20 per share, a term of three years, a volatility of 75% and a risk-free interest rate of 4.18%. The Company allocated the debt proceeds on a relative fair value basis between the note and warrant for shares issued to April Note holders and a discount for the Bridge Brokers, resulting in a note discount totaling $991,000. This was immediately recognized in interest expense as of the note conversion date on July 31, 2023. As of September 30, 2023, all of the warrants were outstanding and were immediately exercisable.

In connection with the Private Placement as of September 30, 2023, the Company granted an additional 392,927 warrants to purchase common stock to the placement agents. Of these, 142,927 warrants had an exercise price of $4.00 per share and 250,000 warrants had an exercise price of $0.001 per share. The warrants are immediately exercisable. These warrants were considered a cost of the offering and had no impact on the financial statements as the offering costs both reduced and added to additional paid-in capital

As of September 30, 2023, there were an aggregate of 1,079,290 warrants to purchase common stock outstanding with a weighted-average exercise price of $2.66 per share.

Classification

Stock-based compensation expense for stock options was classified in the statements of operations as follows:

	Nine Months Ended
	September 30,
	2023	2022
General and administrative	$33,239	$12,527
Operations	27,902	7,662
Research and development	232,182	91,552
Sales and marketing	10,933	2,065
	$304,256	$113,806

10.	COMMITMENTS AND CONTINGENCIES

Leases – Right of Use Asset and Liability

The Company’s operating lease agreements include office and warehouse space. ROU assets represent the right to use an underlying asset for the lease term and operating lease liabilities represent the obligation to make payments arising from the lease or embedded lease. Operating lease ROU assets and operating lease liabilities are recognized at commencement date based on the present value of the future minimum lease payments over the lease term. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate that is based on the estimated rate of interest for a collateralized borrowing of a similar asset, using a similar term as the lease payments at the commencement date. Indirect capital costs are capitalized and included in the ROU assets at commencement.

The components of lease costs are as follows:

		Nine Months Ended
	Financial Statement	September 30,
Type	Line Item	2023	2022
Operating lease	General and administrative	$275,544	$304,864
Operating lease	Operations	326,462	102,242
Operating lease	Research and development	154,564	97,954
Total lease costs		$756,570	$505,060

Supplemental cash flow information related to leases are as follows:

	Nine Months Ended
	September 30,
	2023	2022
Operating cash flows paid for operating leases	$411,393	$252,997
Right-of-use assets obtained in exchange for operating lease obligations	$-	$1535,230

Supplemental balance sheet information related to leases are as follows:

	September 30,	December 31,
	2023	2022
Weighted-average remaining lease term (in years)	1.55	2.30
Weighted-average discount rate	7.25%	7.25%

Finance Lease – Failed Sales-Leaseback

In November 2022, the Company entered into a lease agreement with Farnam Capital for its next-generation of robot assets. As per ASC 842-40-25-1, the transaction was considered a failed sales-leaseback and therefore the lease was accounted for as a financing agreement. In total, the Company received proceeds of $3,561,288 related to robot assets constructed with the same value that are held as collateral. The agreement calls for monthly payments through October 31, 2024 of $189,262 and required a security deposit of $378,524. During the nine months ended September 30, 2023, the Company made repayments totaling $1,658,359. The outstanding liability at September 30, 2023 was $2,418,969. The Company has the option to purchase the assets at the end of the lease for 40% of the original equipment cost.

Commitments

On December 31, 2021, the company entered into a strategic supply agreement with a manufacturer of component parts used for the Company’s robot assets.  The agreement calls for a minimum of $2.3 million in purchases over a two-year period ending December 2023.  At the end of the two-year period, the vendor may invoice the Company for any shortfall in orders.

The company has minimum spend agreements related to simulation software and storage services. The purchase commitments extend for a period of two to three years.

Contingencies

The Company may be subject to pending legal proceedings and regulatory actions in the ordinary course of business. The results of such proceedings cannot be predicted with certainty, but the Company does not anticipate that the final outcome arising out of any such matters will have a material adverse effect on its business, financial condition or results of operations.

11.	SUBSEQUENT EVENTS

Private Placement

On October 26, 2023, the Company completed a subsequent closing of the Private Placement and issued 143,531 shares of common stock for gross proceeds of $547,127, or $4.00 per share. The Company received $529,127 in net proceeds.

Management has evaluated subsequent events through November 14, 2023, the date the condensed financial statements were available to be issued. Based on this evaluation, no material events were identified which require adjustment or disclosure in these condensed financial statements.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the notes to those statements included in this Quarterly Report on Form 10-Q for the period ended September 30, 2023. Some of the information contained in this discussion and analysis including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risk, uncertainties and assumptions. You should read the “Risk Factors” section of this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Note about Forward-Looking Statements

This Quarterly Report on Form 10-Q includes statements that constitute “forward-looking statements.” These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “intends,” “plans,” “expects,” or “anticipates,” and do not reflect historical facts.

Specific forward-looking statements contained in this portion of the report include, but are not limited to: (i) statements that are based on current projections and expectations about the markets in which we operate, (ii) statements about current projections and expectations of general economic conditions, (iii) statements about specific industry projections and expectations of economic activity, (iv) statements relating to our future operations, prospects, results, and performance, and (v) statements that the cash on hand and additional cash generated from operations together with potential sources of cash through issuance of debt or equity will provide the Company with sufficient liquidity for the next 12 months.

Forward-looking statements involve risks, uncertainties, and other factors, which may cause our actual results, performance, or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results, future performance and capital requirements and cause them to materially differ from those contained in the forward-looking statements include those identified in the “Cautionary Note Regarding Forward-Looking Statements” and the “Risk Factors” in this report, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may generally affect our business, results of operations and financial position. Forward-looking statements speak only as of the date the statements were made. We do not undertake and specifically decline any obligation to update any forward-looking statements. Any information contained on our website www.serverobotics.com or any other websites referenced in this report are not part of this report.

Our Company

We are an operating company which has experienced losses since our inception. Our sources of cash to date have been capital invested by shareholders and venture capital investors/lenders.

The following discussion contains forward-looking statements, as discussed above. Please see the sections entitled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in this report for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements.

Our principal offices are located at 730 Broadway, Redwood City, CA 94063, our telephone number is (818) 860-1352 and our corporate website (which does not form part of this Quarterly Report Form 10-Q) is located at www.serverobotics.com. [Our common stock trades on the OTC Markets under the symbol “____”.]

Overview

On July 31, 2023, Patricia Acquisition Corp., Serve Acquisition Corp., a corporation formed in the State of Delaware on July 10, 2023 (“Acquisition Sub”), and Serve entered into a Merger Agreement. Pursuant to the terms of the Merger Agreement, on the Closing Date, Acquisition Sub merged with and into Serve, with Serve continuing as the surviving corporation and our wholly owned subsidiary. As a result of the Merger, we acquired the business of Serve and will continue the existing business operations of Serve as a public reporting company under the name Serve Robotics Inc. On the Closing Date, Serve’s predecessor was renamed Serve Operating Co.

The Merger was treated as a recapitalization and reverse acquisition for us for financial reporting purposes and Serve is considered the acquirer for accounting purposes. As a result of the Merger and the change in our business and operations, a discussion of the past financial results of Patricia Acquisition Corp. is not pertinent, and under applicable accounting principles, the historical financial results of Serve, the accounting acquirer, prior to the Merger are considered our historical financial results.

Our discussion and analysis are organized as follows:

●	Executive Summary – Summary analysis of financial and other highlights to provide context for the discussion and analysis.

●	Results of Operations – An analysis of our financial results.

●	Liquidity, and Capital Resources – An analysis of changes in our balance sheets and cash flows and a discussion of our financial condition and potential sources of liquidity.

●	Critical Accounting Estimates – Accounting estimates that management believes are the most important to understanding the assumptions and judgments incorporated in our financial results and forecasts and involve a significant level of estimation uncertainty.

Serve Robotics

Serve is shaping the future of sustainable, self-driving delivery. We design, develop, and operate low-emissions robots that serve people in public spaces, starting with food delivery. Starting in 2017, our core technology was developed by our co-founders and a majority of our product and engineering team in San Francisco, California as a special project within Postmates, one of the pioneering food delivery startups in the United States. By the end of 2020, the team had developed a fleet of sidewalk robots that had successfully performed over 10,000 commercial deliveries for Postmates in California, augmenting Postmates’ fleet of human couriers. Postmates was acquired by Uber in 2020, and in February of 2021, Uber’s leadership team agreed to contribute the intellectual property developed by the team and assets relating to this project to Serve. In return for this contribution and an investment of cash into the Company, Uber acquired a minority equity interest in the business. By the end of the first quarter of 2021, the majority of the team that had worked on this project at Postmates joined Serve as full time employees.

Because we started this project within a food delivery company, our team comes with a depth of combined expertise in food delivery, automation, and robotics. Our expertise uniquely positions us to service the growing on-demand delivery market, including food delivery, where approximately half of all deliveries are less than 2.5 miles and well-suited to delivery by sidewalk robots. We provide a robotic delivery experience that delights customers, improves reliability for merchants, and reduces traffic congestion and eliminates vehicle emissions. At scale, our delivery robots can complete deliveries at lower cost than human couriers, making on-demand delivery more affordable and accessible in areas we operate.

Recent Developments

Merger Agreement

On July 31, 2023, Patricia Acquisition Corp., Acquisition Sub, and Serve entered into the Merger Agreement. Pursuant to the terms of the Merger Agreement, on the Closing Date, Acquisition Sub merged with and into Serve, with Serve continuing as the surviving corporation and our wholly owned subsidiary.

As a result of the Merger, we acquired the business of Serve, a leading autonomous sidewalk delivery company based in Redwood City, California. See “Description of our Business.” At the Effective Time, each of Serve’s shares of capital stock issued and outstanding immediately prior to the closing of the Merger was converted into the right to receive 0.8035 of a share of our common stock (in the case of shares held by accredited investors), with the maximum number of shares of our common stock issuable to the former holders of Serve’s capital stock equal to 20,948,917 after adjustments due to rounding for fractional shares. Immediately prior to the Effective Time, an aggregate of 3,500,000 shares of our common stock owned by our stockholders prior to the Merger were forfeited and canceled (the “Stock Forfeiture”).

In addition, pursuant to the Merger Agreement, (i) options to purchase 1,984,951 shares of Serve’s common stock issued and outstanding immediately prior to the closing of the Merger under the Serve Plan were assumed and converted into options to purchase 1,594,800 shares of our common stock, (ii) warrants to purchase 160,323 shares of Serve’s Series Seed preferred stock issued and outstanding immediately prior to the closing of the Merger were assumed and converted into warrants to purchase 128,819 shares of our common stock, and (iii) warrants to purchase 17,314 shares of Serve’s common stock issued and outstanding immediately prior to the closing of the Merger were assumed and converted into warrants to purchase 13,911 shares of our common stock and (iv) SAFEs totaling $15,551,953 were converted into 4,372,613 shares of our common stock.

Private Placement

Following the Effective Time of the Merger, we sold 3,183,671 shares of our common stock pursuant to the Private Placement in multiple closings. We also issued 937,961 shares of our common stock to convert the outstanding principal and interest of outstanding Bridge Notes in connection with the consummation of the Merger.

Each investor in the Private Placement was required to represent that, at the time of the applicable closing, it (i) has a substantive, pre-existing relationship with us, or has direct contact with us or the Placement Agents or other enumerated parties outside of the Private Placement and (ii) did not independently contact us as a result of general solicitation by means of this report, any press release or any other public disclosure disclosing the material terms of the Private Placement.

Note Payable – Related Party

In June 2023, the Company issued a senior secured promissory note to its Chief Executive Officer for up to $500,000. The Company received an aggregate of $449,000 in proceeds. The note was to bear interest at 7.67% per annum and mature upon the Merger. The agreement contained a clause that the terms would be updated if subsequent notes were issued at a more favorable term. Accordingly, based on loans in July 2023, notes were issued that contained a 16% exit fee. Serve repaid the notes upon the Closing of the Merger.

Secured Subordinated Promissory Notes

On July 6, 2023, Serve issued Secured Subordinated Promissory Notes (the “Promissory Notes”) to accredited investors in an aggregate principal loan amount of $750,000. Pursuant to the Promissory Notes, the loans accrued interest on the unpaid principal amount at a rate of 18.00% per annum, computed as simple interest. Each holder of the Promissory Notes was entitled to an exit fee equal to 16% of the stated principal amount of such holder’s Promissory Note, less the total amount of interest that accrued on such Promissory Note prior to the Closing of the Merger (the “Exit Fee”). Serve repaid the Promissory Notes and the Exit Fee upon the Closing of the Merger.

Outlook And Challenges Facing Our Business

There are a number of industry factors that affect our business which include, among others:

Overall Demand for Last Mile Delivery on Partner Platforms.

Our potential for growth depends significantly on continued demand for last-mile delivery of food and other items on our partner platforms. This demand can fluctuate based on various market cycles and weather and local community health conditions, as well as evolving competitive dynamics. Our largest stream of projected revenue comes from maximizing utilization of our robots to perform deliveries on our partner platforms. Matching algorithms on these platforms as well as the extent of their merchant and end-customer participation in robotic delivery directly impacts the utilization rate of our robots, both of which can be challenging to predict. These uncertainties make demand difficult to forecast for us and our partners.

Customer Concentration.

We currently have a limited number of customers. Sales to Uber represented 50% of our revenues for the year ended December 31, 2022, and if Uber were to breach, cancel, or amend our agreement, it may have an outsized effect on our revenue, cash on hand, and profitability. Our business development team is actively pursuing new delivery and branding customers to diversify our customer base.

Inflation and Market Considerations; Availability of Materials, Labor & Services.

We consider most on-demand purchases as discretionary spending for consumers, and we are therefore susceptible to changes in discretionary spending patterns and economic slowdowns in the geographic areas in which merchants on our partners’ platforms operate and in the economy at large. Discretionary consumer spending can be impacted by general economic conditions, unemployment, consumer debt, inflation, rising gasoline prices, interest rates, consumer confidence, and other macroeconomic factors. Inflation can lead to increased cost of material and labor for restaurants and merchants who may in turn raise prices on the item they sell and result in a reduction in demand for those items. To the extent inflation reduces economic activity and consumer demand for items we deliver, it could negatively impact our financial results. Continued uncertainty in or a worsening of the economy, generally or in a number of our markets, and consumers’ reactions to these trends could adversely affect our business and cause us to, among other things, reduce the number and frequency of new market openings or cease operations in existing markets. It is important to note, however, that inflation can also serve as a tailwind that would accelerate the adoption of automated robotic last mile delivery as labor becomes more expensive and drives up the cost of delivery by humans.

Intellectual Property.

We rely on patented and non-patented proprietary information relating to product development, manufacturing capabilities, and other core competencies of our business. Protection of intellectual property is critical. Therefore, steps such as additional patent applications, confidentiality, and non-disclosure agreements, as well as other security measures are important. While we believe we have a strong patent portfolio and there is no actual or, to our knowledge, threatened litigation against us for patent-related matters, litigation or threatened litigation is a common method to effectively enforce or protect intellectual property rights. Such action may be initiated by or against us and would require significant management time and expenses.

Supply Chain Constraints.

The global supply shortage of electrical components, including semiconductor chips and other hardware components essential to the manufacturing and maintenance of our robots, continued to impact our supply chain throughout 2022. As a result, we experienced increases in our lead times and costs for certain components to build our robots. We cannot be sure whether global supply chain shortages will impact our future robot build plans. In order to mitigate supply chain risks, we would need to incur higher costs to secure available inventory and place non-cancellable purchase commitments with our suppliers, which could introduce inventory risk if our forecasts and assumptions prove inaccurate. Higher costs of components would impact our cash runway and delays in the manufacturing of our robots would push out our revenue forecasts.

Governmental and Regulatory Conditions.

Our potential for growth depends on continued permission and acceptance by local governments and municipalities where our robots perform deliveries. Changes in regulations such as the imposition of a cap on the number of robots or technical requirements such as robot size and weight restrictions or limitations on autonomy within a certain geographic area could reduce or limit our ability to generate revenues and/or impact our unit economics in those markets.

Future Prospects.

We anticipate that we will continue to experience operating losses in 2023 and 2024 as we seek to implement our long-term strategic plan, using the net proceeds from the Private Placement to accelerate our development through increased research and development spending, scale our robotic fleet, expand our sales and business development efforts, and increase our overall headcount in order to achieve efficiencies through scaled growth. Our goal over the next two years is to scale our operating fleet by a factor of 10 and expand our geographic coverage to new markets beyond our current operating area in Los Angeles. With such an increase, we anticipate proportional increases in capital costs, overhead, and operating expenses. We aim to initially achieve profitability in 2025, with increased profitability thereafter; however, doing so is dependent upon numerous factors, including the development of revenues, general business and economic conditions, and other risks and uncertainties, including those listed under the caption “Risk Factors.”

Components of Results of Operations

Revenue

Our revenue currently consists of (1) delivery revenues and (2) revenues from branding.

Operating Expenses

Cost of revenue. Cost of revenue consists of (1) robot costs (depreciation), (2) headcount from operations, and (3) software & network related costs.

Operations. Operations expenses consist primarily of compensation and related costs for personnel, including stock-based compensation, employee benefits, and associated travel costs. Operations expenses also include costs associated with software, networking, and facilities.

Research and Development. Research and development expenses consist primarily of compensation and related costs for personnel, including stock-based compensation, employee benefits, and costs associated with first generation robots and design, testing, and repair of our robots. We expense research and development expenses as incurred. As we continue to invest in developing our technology for new products, we expect research and development expenses to moderately increase.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related costs for personnel, including stock-based compensation, employee benefits, and associated travel costs. Sales and marketing expenses also include costs associated with our support of business development efforts. We expense sales and marketing expenses as incurred. We expect sales and marketing expenses to increase in future periods as we increase our sales and expand our business development and marketing organization.

General and Administrative. General and administrative expenses consist primarily of compensation and related costs for personnel, including stock-based compensation, employee benefits, and travel. In addition, general and administrative expenses include third-party consulting, legal, audit, and accounting services, allocations of overhead costs, such as rent, facilities, and information technology, and amortization of our intangible assets. We expect general and administrative expenses to increase in future periods due to additional legal, accounting, insurance, investor relations, and other costs associated with being a public company, as well as other costs associated with growing our business.

Interest Expense

Interest expense consists of stated rates of interest on financing instruments, fees incurred related to financing instruments or accretion of debt discounts.

Changes in Fair Value of future equity obligations

Changes in the fair value of the simple agreements for future equity (“SAFEs”) relate to updated assumptions and estimates are recognized within the statements of operations.

Other Income, Net

Other income, net of other expenses, consists primarily of income generated from our interest-bearing deposit account.

Financial Overview

For the three months ended September 30, 2023 and 2022, we generated revenues of $62,565 and $33,333, respectively, and reported net loss of $6,654,972 and $5,358,604, respectively.

For the nine months ended September 30, 2023 and 2022, we generated revenues of $164,826 and $60,689, respectively, and reported net loss of $17,750,350 and $14,600,764, respectively.

As noted in our unaudited consolidated financial statements, as of September 30, 2023, we had an accumulated deficit of $60,279,995.

Results of Operations

Comparison of Results of Operations for the Three Months Ended September 30, 2023 and 2022

The following table summarizes our operating results as reflected in our unaudited statements of operations during the three months ended September 30, 2023 and 2022, respectively, and provides information regarding the dollar and percentage increase (or decrease) during such periods.

	Three Months Ended
	September 30,
	2023	2022	Change	Change %
Revenues	$62,565	$33,333	$29,232	88%
Cost of revenues	572,537	341,517	231,020	68%
Gross loss	(509,972)	(308,184)	(201,788)

Operating expenses:
General and administrative	1,428,143	952,553	475,590	50%
Operations	558,068	681,434	(123,366)	-18%
Research and development	2,962,812	3,261,785	(298,973)	-9%
Sales and marketing	118,793	120,537	(1,744)	-1%
Total operating expenses	5,067,816	5,016,309	51,507	1%
Loss from operations	(5,577,788)	(5,324,493)	(253,295)	5%
Other income (expense)	(2,068,184)	(34,112)	(2,034,072)	596%
Net loss	$(7,645,972)	$(5,358,605)	$(2,287,367)	43%

Weighted average common shares outstanding - basic and diluted	18,528,262	6,871,200

Net loss per common share - basic and diluted	$(0.41)	$(0.78)

Revenues increased $0.03 million to $0.06 million for the three months ended September 30, 2023 from $0.03 million for the same period in 2022. The increase is due primarily to the larger fleet size and platform-level integration with Uber Eats. In 2022, we entered into a multi-year contract with Uber, pursuant to which we can deploy up to 2,000 robots on their platform.

Cost of revenues increased $0.23 million to $0.57 million for the three months ended September 30, 2023, compared with $0.34 million for the same period in 2022, due primarily to the larger scale of the fleet operated.

General and administrative expenses increased $0.48 million to $1.43 million for the three months ended September 30, 2023, from $0.95 million for the same period in 2022, due primarily to an increase in expenses for legal, audit, and accounting related to the reverse merger as well as increased facility costs.

Operations expenses decreased $0.12 million to $0.56 million for the three months ended September 30, 2023, from $0.68 million for the same period in 2022, due primarily to a reduction in workforce effective December 2022.

Research and development expense, which represents 58% and 65% of our total operating expenses for the three months ended September 30, 2023, and 2022, respectively, decreased $0.30 million to $3.00 million for the three months ended September 30, 2023, from $3.30 million for the same period in 2022, due primarily to a reduction in workforce effective December 2022.

Sales and marketing expenses stayed consistent at $0.12 million for the three months ended September 30, 2023.

Operating expenses increased $0.05 million to $5.07 million for the three months ended September 30, 2023 from $5.02 million for the same period in 2022, due primarily to an increase in costs associated with the reverse merger and facilities.

Interest expense of $1.48 million for the three months ended September 30, 2023, is related to the debt from Silicon Valley Bank and the amortization of debt discount pertaining to the April Notes. Interest expense of $0.03 million for the three months ended September 30, 2022 is related to the amortization of debt discount as the loan contract with Silicon Valley Bank was entered into in March 2022.

The change in fair value of the simple agreements for future equity (“SAFEs”) was an expense of $0.44 million for the three months ended September 30, 2023, compared with $0 for the three months ended September 30, 2022. The increase in expense was attributed to the underlying assumptions on the outstanding SAFEs.

Net losses were $7.65 million and $5.36 million for the three months ended September 30, 2023, and 2022, respectively. The increase in net loss was primarily attributable to an increase in other expenses, mainly interest expense and the change in fair value of SAFEs, which was offset slightly by the decrease in overall operating costs.

Comparison of Results of Operations for the Nine Months Ended September 30, 2023 and 2022

The following table summarizes our operating results as reflected in our unaudited statements of operations during the nine months ended September 30, 2023 and 2022, respectively, and provides information regarding the dollar and percentage increase (or decrease) during such periods.

	Nine Months Ended
	September 30,
	2023	2022	Change	Change %
Revenues	$164,826	$60,689	$104,137	172%
Cost of revenues	1,331,165	721,198	609,967	85%
Gross loss	(1,166,339)	(660,509)	(505,830)

Operating expenses:
General and administrative	3,414,949	2,666,005	748,944	28%
Operations	1,672,403	1,555,841	116,562	7%
Research and development	7,171,446	9,275,252	(2,103,806)	-23%
Sales and marketing	481,511	398,635	82,876	21%
Total operating expenses	12,740,309	13,895,733	(1,155,424)	-8%
Loss from operations	(13,906,648)	(14,556,242)	649,594	-4%
Other income (expense)	(3,843,702)	(44,522)	(3,799,180)	8533%
Net loss	$(17,750,350)	$(14,600,764)	$(3,149,586)	22%

Weighted average common shares outstanding - basic and diluted	10,674,991	6,990,773

Net loss per common share - basic and diluted	$(1.66)	$(2.09)

Revenues increased $0.10 million to $0.16 million for the nine months ended September 30, 2023 from $0.06 million for the same period in 2022. The increase is due primarily to the larger fleet size and platform-level integration with Uber Eats. In 2022, we entered into a multi-year contract with Uber, pursuant to which we can deploy up to 2,000 robots on their platform.

Cost of revenues increased $0.61 million to $1.33 million for the nine months ended September 30, 2023, compared with $0.72 million for the same period in 2022, due primarily to the larger scale of the fleet operated.

General and administrative expenses increased $0.75 million to $3.41 million for the nine months ended September 30, 2023, from $2.67 million for the same period in 2022, due primarily to an increase in expenses for legal, audit, and accounting related to the reverse merger as well as increased facility costs.

Operations expenses increased $0.12 million to $1.67 million for the nine months ended September 30, 2023, from $1.56 million for the same period in 2022, due primarily to servicing the larger scale of the fleet.

Research and development expense, which represents 56% and 67% of our total operating expenses for the nine months ended September 30, 2023, and 2022, respectively, decreased $2.10 million to $7.17 million for the nine months ended September 30, 2023, from $9.28 million for the same period in 2022, due primarily to a reduction in workforce effective December 2022.

Sales and marketing expenses increased $0.08 million to $0.48 million for the nine months ended September 30, 2023, compared with $0.40 million in the same period in 2022, due primarily to an increase in headcount and public relations spend.

Operating expenses decreased $1.16 million to $12.74 million for the nine months ended September 30, 2023 from $13.90 million for the same period in 2022, primarily due to the reduction in workforce effective December 2022.

Interest expense of $2.02 million for the nine months ended September 30, 2023, is related to the debt from Silicon Valley Bank and amortization of debt discount pertaining to the April Notes. Interest expense of $0.03 million for the nine months ended September 30, 2022, is related to the amortization of debt discount as the loan contract with Silicon Valley Bank was entered into in March 2022.

The change in fair value of the simple agreements for future equity (“SAFEs”) was an expense of $1.67 million for the nine months ended September 30, 2023, compared with other income of $0.04 for the nine months ended September 30, 2022. The increase in expense was attributed to the underlying assumptions on the outstanding SAFEs.

Net losses were $17.75 million and $14.60 million for the nine months ended September 30, 2023, and 2022, respectively. The increase in net loss was primarily attributable to an increase in other expenses, mainly the change in fair value of SAFEs and interest expense, which was offset slightly by the decrease in overall operating costs.

Key metrics

We regularly review the following key business metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions:

	Three Months Ended
	September 30,
	2023	2022
Key Metrics	(Unaudited)	(Unaudited)
Daily Active Robots	30	9
Daily Supply Hours	224	69

Daily Active Robots: We define daily active robots as the average number of robots performing daily deliveries during the period. Daily active robots reflect our operation team’s capacity to have active robots in the field performing deliveries and/or generating branding revenues. We closely monitor and strive to increase our daily active robots efficiently as we improve our autonomy and resultant human-to-robot ratios and increase the number of merchants and brand advertisers on our platform.

Daily Supply Hours: We define daily supply hours as the average number of hours our robots are ready to accept offers and perform daily deliveries during the period. Supply hours represent the aggregate number of robot hours per day during which we can utilize our robots for delivery. Supply hours increase as we add active robots and increase the operating window of those robots in a day. We closely monitor and strive to efficiently increase our fleet’s daily supply hours.

Liquidity and Capital Resources

Net cash generated by financing activities is our primary source of liquidity. As of September 30, 2023, we had current assets of $5.12 million and current liabilities of $4.86 million, which included $3.50 million in cash and cash equivalents.

We plan to raise additional working capital to fund operations through the issuance of stock to investors and/or issuance of notes payable. We believe, but there is no assurance, that the net proceeds of approximately $10 million from the initial closing of the Private Placement and our existing cash and cash equivalents will be sufficient to fund our current operating plans for the short term.

Our ability to continue as a going concern is dependent on our ability to raise adequate capital to fund operating losses until we can generate liquidity from our business operations. To the extent sufficient financing is not available, we may not be able to, or may be delayed in, developing our offerings and meeting our obligations. We will continue to evaluate our projected expenditures relative to our available cash and evaluate financing alternatives in order to satisfy our working capital and other cash requirements.

Cash Flows

As of September 30, 2023, our cash and cash equivalents were $3.50 million. The following table shows a summary of our cash flows for the periods presented in millions:

	Nine Months Ended September 30,
	2023	2022	Change
Cash from used in operating activities	$(12.29)	$(16.98)	$4.69
Cash from investing activities	$-	$(0.473)	$0.47
Cash from financing activities	$13.08	$14.09	$(1.01)

Operating Activities

Net cash used in operating activities was $12.29 million and $16.98 million for the nine months ended September 30, 2023, and 2022, respectively. The decrease of $4.69 million was attributable primarily to reduction in inventory purchases in the first half of 2023, reduction in force effective December 1, 2022, stabilization of costs for general operations, and non-cash activity in 2023.

Investing Activities

Net cash used in investing activities was $0 and $0.47 million for the nine months ended September 30, 2023, and 2022, respectively. Cash used in investing activities in the nine months ended September 30, 2022 was primarily attributable to security deposits for leased office space and equipment financing.

Financing Activities

Net cash provided by financing activities was $13.08 million and $14.09 million for the nine months ended September 30, 2023, and 2022, respectively. In 2023, the Company received net proceeds from the Private Placement of $10.0 million, $2.7 million from SAFEs, and $4.0 million from notes, partially offset by repayments of the lease liability and notes. In 2022, the Company received $10.6 million from SAFEs and $2.5 million from notes.

Indebtedness

In March 2022, we entered into a term loan with Silicon Valley Bank for gross proceeds of $2.50 million with a maturity date of March 1, 2025. The loan accrues interest at the greater of 3.25% or prime rate. Principal payments commenced on October 1, 2022, and the loan is repayable in 30 installments of principal and accrued interest.

We also entered into an equipment financing lease agreement with Farnam Street in June 2022, commencing November 2022, for the cost of building robots, calling for 24 monthly payments of approximately $0.19 million based on an expected total cost of $4.46 million of robot parts and manufacturing costs.

Contractual Obligations and Commitments

The following is a summary of our significant contractual obligations as of September 30, 2023.

	Remaining Period of 2023	More than One Year and Less than Three Years	More than Three Years and Less than Five Years	More than Five Years	Total
Operating lease obligations	$139,077	$742,759	$-	$-	$881,836
Loan Financing Facility	1,000,000	500,000	-	-	1,500,000
Equipment Financing Facility	2,081,882	337,087	-	-	2,418,969
Total	$3,220,959	$1,579,846	$-	$-	$4,800,805

On December 31, 2021, the company entered into a strategic supply agreement with a manufacturer of component parts used for the Company’s robot assets. The agreement calls for a minimum of $2.30 million in purchases over a two-year period ending December 2023. At the end of the two-year period, the vendor may invoice the Company for any shortfall in orders.

The company has minimum spend agreements related to simulation software and storage services. The purchase commitments extend for a period of two to three years.

Off-Balance Sheet Transactions

We did not have during the periods presented, and we do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Estimates

Our consolidated financial statements and the related notes thereto included in this report are prepared in accordance with United States generally accepted accounting principles. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. These estimates are developed based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operation, and cash flows will be affected. We believe that the accounting policies described below involve a greater degree of judgment and complexity. Accordingly, these are the estimates we believe are most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

Revenue Recognition

The Company accounts for revenue in accordance with ASC 606 – Revenue from Contracts with Customers (“ASC 606”). The Company determines revenue recognition through the following steps:

●	Identification of a contract with a customer;

●	Identification of the performance obligations in the contract;

●	Determination of the transaction price;

●	Allocation of the transaction price to the performance obligations in the contract; and

●	Recognition of revenue when or as the performance obligations are satisfied.

Revenue is recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. As a practical expedient, the Company does not adjust the transaction price for the effects of a significant financing component if, at contract inception, the period between customer payment and the transfer of goods or services is expected to be one year or less.

To date, the Company has generated initial revenues from its delivery services as well as branding fees. For delivery services, the Company satisfies its performance obligation when the delivery is complete, which is the point in time control of the delivered product transfers to the customer. The Company recognizes branding fees over time as performance obligations are completed over the term of the agreement.

Lease Recognition

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016 02, Leases (ASC 842). This ASU requires a lessee to recognize a right-of-use asset and a lease liability under most operating leases in its balance sheet. The ASU is effective for annual and interim periods beginning after December 15, 2021. Early adoption is permitted. The Company adopted ASC 842 on January 1, 2022, and did not require retrospective medication.

The Company determines if an arrangement is a lease, or includes an embedded lease, at inception for each contract or agreement. A contract is or contains an embedded lease if the contract meets all of the below criteria:

(i)	there is an identified asset;

(ii)	the Company obtains substantially all of the economic benefits of the asset; and

(iii)	the Company has the right to direct the use of the asset.

The Company’s operating lease agreements include office and warehouse space. Right-of-use (“ROU”) assets represent the right to use an underlying asset for the lease term and operating lease liabilities represent the obligation to make payments arising from the lease or embedded lease. Operating lease ROU assets and operating lease liabilities are recognized at commencement date based on the present value of the future minimum lease payments over the lease term. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate that is based on the estimated rate of interest for a collateralized borrowing of a similar asset, using a similar term as the lease payments at the commencement date. Indirect capital costs are capitalized and included in the ROU assets at commencement.

The operating lease ROU assets and operating lease liabilities include any lease payments made, including any variable amounts that are based on an index or rate, and exclude lease incentives. Variability that is not due to an index or rate, such as payments made based on hourly rates, are excluded from the lease liability. Lease terms may include options to extend or terminate the lease.

Renewal option periods are included within the lease term and the associated payments are recognized in the measurement of the operating ROU asset and operating lease liability when they are at our discretion and considered reasonably certain of being exercised. Over the lease term, the Company uses the effective interest rate method to account for the lease liability as lease payments are made and the ROU asset is amortized in a manner that results in straight-line expense recognition.

The Company has elected the practical expedient not to recognize leases with an initial term of 12 months or less on its balance sheets and lease expense is recognized on a straight-line basis over the term of the short-term lease.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation. The Company measures all stock-based awards granted to employees, directors and non-employee consultants based on the fair value on the date of the grant and recognizes compensation expense for those awards, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award. For awards with service-based vesting conditions, the Company records the expense for using the straight-line method. For awards with performance-based vesting conditions, the Company records the expense if and when the Company concludes that it is probable that the performance condition will be achieved.

The Company classifies stock-based compensation expenses in its statement of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company historically has been a private company and lacks company-specific historical and implied volatility information for its stock. Therefore, it estimates its expected stock price volatility based on the historical volatility of publicly traded peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future. Determining the appropriate fair value of stock-based awards requires the input of subjective assumptions. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, stock-based compensation expenses could be materially different for future awards.

JOBS Act Accounting Election

We are an “emerging growth company,” as defined in the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to either early adopt or delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined in Rule 12b-2 under the Exchange Act, for this reporting period and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2023, the end of the period covered by this report on Form 10-Q. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.

As of September 30, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective at the reasonable assurance level.

Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties. Therefore, it is difficult to effectively segregate accounting duties which comprises a material weakness in internal controls. This lack of segregation of duties leads management to conclude that the Company’s disclosure controls and procedures are effective to give reasonable assurance that the information required to be disclosed in reports that the Company files under the Exchange Act is recorded, processed, summarized and reported as and when required.

To the extent reasonably possible given our limited resources, we intend to take measures to cure the aforementioned weaknesses, including, but not limited to, increasing the capacity of our qualified financial personnel to ensure that accounting policies and procedures are consistent across the organization and that we have adequate control over our Exchange Act reporting disclosures.

Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2023, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There is no pending, threatened or actual material legal proceedings in which the Company or any subsidiary is a party.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below together with all of the other information in this Report, including our financial statements and the related notes and the information described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our other filings with the SEC. If any of the events described below actually occurs, our business, results of operations, financial conditions, cash flows or prospects could be harmed. If that were to happen, you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business.

Risks Related to Our Business and Industry

Because we are an early-stage company with minimal revenue and a history of losses and we expect to continue to incur substantial losses for the foreseeable future, we cannot assure you that we can or will be able to operate profitably.

We are an early-stage company. We were formed and commenced operations in January 2021. We face all the risks faced by newer companies, including significant competition from existing and emerging competitors, some of which are established and have better access to capital. In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays, and other known and unknown factors. We will need to transition from an early-stage company to a company capable of supporting larger scale commercial activities. If we are not successful in such a transition, our business, results, and financial condition will be harmed.

We have not been profitable to date, and we expect operating losses for the near future. During the nine months ended September 30, 2023, we generated $0.16 million in revenue and incurred a net loss of $16.76 million. During the years ended December 31, 2022 and 2021, we generated revenue of $0.11 million and $0, respectively, and we incurred net losses of approximately $21.86 million and $21.67 million, respectively. There can be no assurance that we will not continue to incur net losses in the future. We may not succeed in expanding our customer base and product offerings and even if we do, may never generate revenue that is significant enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Furthermore, we may not be able to control overhead expenses even where our operations successfully expand. Our failure to become and remain profitable would depress our value and could impair our ability to raise capital, expand our business, diversify our product offerings, or even continue our operations.

We have a limited operating history, which may make it difficult to evaluate our business and prospects.

We face the risks associated with businesses in their early stages, with limited operating histories and whose prospects are hard to evaluate. Any evaluation of our business and our prospects must be considered in light of the uncertainties, delays, difficulties and expenses commonly experienced by companies at this stage, which generally include unanticipated problems and additional costs relating to the development and testing of products, product approval or clearance, regulatory compliance, production, product introduction and marketing, and competition. For example, we have incurred losses for each of the past few years, driven mainly by our investments in research and development costs. Many of these factors are beyond the control of our management. In addition, our performance will be subject to other factors beyond our control, including general economic conditions and conditions in the robotics industry. Accordingly, our business and success face risks from uncertainties faced by developing companies in a competitive environment. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability.

Our auditor has issued a “going concern” opinion.

Our auditor has issued a “going concern” opinion on our financial statements, which means they are not sure that we will be able to succeed as a business without additional financing. As of December 31, 2022, the date of our last audited financial statements, we generated $0.11 million in revenue. We had sustained a net loss of $21.86 million and had an accumulated deficit of $43.52 million. Our ability to continue as a going concern until we reach profitability is dependent upon our ability to generate cash from operating activities and to raise additional capital to fund our operations. While we were successful in raising a cumulative total of approximately $58.17 million in debt and equity financing through October 27, 2023, our ongoing operational expenses are now approximately $1.71 million per month without yet generating any material corresponding revenue. Our failure to raise additional capital could have a negative impact on not only our financial condition but also our ability to execute our business plan.

If we fail to effectively manage our growth, we may not be able to design, develop, manufacture, market, and launch new generations of our robotic systems successfully.

We intend to invest significantly in order to expand our business. Any failure to manage our growth effectively could materially and adversely affect our business, prospects, financial condition, and operating results. We intend to expand our operations significantly. We expect our expansion to include:

●	expanding the management, engineering, and product teams;

●	identifying and recruiting individuals with the appropriate relevant experience;

●	hiring and training new personnel;

●	launching commercialization of new products and services;

●	forecasting production and revenue;

●	entering into relationships with one or more third-party design for manufacturing partners and third-party contract manufacturers and/or expanding our internal manufacturing capabilities;

●	controlling expenses and investments in anticipation of expanded operations;

●	carrying out acquisitions and entering into collaborations, in-licensing arrangements, joint ventures, strategic alliances or partnerships;

●	expanding and enhancing internal information technology, safety, and security systems;

●	conducting demonstrations;

●	entering into agreements with suppliers and service providers; and

●	implementing and enhancing administrative infrastructure, systems, and processes.

Should achieved market penetration warrant, we intend to continue to hire a significant number of additional personnel, including engineers, design, production, and operations personnel and service technicians for our robotic systems and services. Because of the innovative nature of our technology, individuals with the necessary experience may not be available to hire, and as a result, we will need to expend significant time and expense to recruit and retain experienced employees and appropriately train any newly hired employees. Competition for individuals with experience designing, producing, and servicing robots and their software is intense, and we may not be able to attract, integrate, train, motivate or retain additional highly qualified personnel. The failure to attract, integrate, train, motivate and retain these additional employees could seriously harm our business, prospects, financial condition and operating results.

Our revenues and profits are subject to fluctuations.

It is difficult to accurately forecast our revenues and operating results, and these could fluctuate in the future due to a number of factors. These factors may include adverse changes in companies’ interests in our robotic delivery and branding services, companies’ available dollars to invest on our services, general economic conditions, our ability to market our company to companies, headcount and other operating costs, and general industry and regulatory conditions and requirements. The Company’s operating results may fluctuate from year to year due to the factors listed above and others not listed. At times, these fluctuations may be significant and could impact our ability to operate our business.

A significant portion of our revenue is concentrated with one customer.

A significant portion of our revenue is concentrated with one customer. For the nine months ended September 30, 2023 and the year ended December 31, 2022, sales to one customer accounted for 50% of total revenue. Sales to Uber represented 68% of our revenues for the nine months ended September 30, 2023 and 2022 respectively. If Uber were to breach, cancel or amend our agreement, it may have an outsized effect on our revenue, cash on hand, and profitability. In addition, we may have an increased interest in accepting less favorable terms of any amendment as a result.

We are dependent on general economic conditions.

Our business model is dependent on companies purchasing our robotic delivery and branding services. Our business model is thus dependent on national and international economic conditions. Adverse national and international economic conditions may reduce the future availability of dollars companies have to spend on our services, which would negatively impact our revenues and possibly our ability to continue operations. It is not possible to accurately predict the potential adverse impacts on the Company, if any, of current economic conditions on its financial condition, operating results and cash flow.

One of our directors currently holds multiple positions in our industry.

Our board member Buck Jordan currently serves as a director, officer, or advisor to multiple companies. Many of the companies that he holds titles in are in robotics and automation, which is the same industry as Serve. As such, at times there may be conflicts of interest between Serve and these other companies.

Unfavorable changes in interest rates and foreign currency exchange rates may adversely affect our financial condition, liquidity, and results of operations.

Fluctuations in interest rates and foreign exchange rates may negatively impact our business. These rates are highly sensitive to many factors beyond our control, including general economic conditions, both domestic and foreign, and the monetary and fiscal policies of various governmental and regulatory authorities. Any of such widespread economic conditions could negatively impact our supply chain partners and the industry as a whole, which could materially decrease our profits and cash flow. We have experienced increased costs in acquiring parts for our robots as a result of the global semiconductor industry facing shortages in supply as well as inflation and increased interest rates. We, or our supply chain partners, could continue to increase prices as a result of other adverse macroeconomic conditions.

The inability of our supply chain to deliver certain key electrical components, such as semiconductors, could materially adversely affect our business, financial condition and results of operations.

Certain highly complex components used to manufacture our robots are obtained from single or limited sources that we may have to compete for with other participants in the robotics, consumer electronics, and automotive markets. If our supply chain fails to deliver products to us in sufficient quality and quantity on a timely basis, we will be challenged to meet our target production and development timelines and could incur significant additional expenses for expedited freight and other related costs. Our supply chain may also be adversely impacted by events outside of our control, including macroeconomic events, trade restrictions and economic recessions. Throughout 2022, we have experienced delays in supply chain deliveries, extended lead times and shortages of key components. These disruptions have delayed and may continue to delay the timing of production and maintenance of our robots, which in turn could negatively impact our business and results of operations.

Our robots are reliant on semiconductors. In recent years, there has been an ongoing shortage of semiconductors. The semiconductor supply chain is complex, with capacity constraints occurring throughout. We have and will continue to work closely with our suppliers to minimize any potential adverse impacts of the global semiconductor chip shortage and monitor the availability of semiconductor chips and other key components and any other supply chain inefficiencies that may arise. In an effort to mitigate these risks, in some cases, we may have to incur higher costs due to investment in supply chain resiliency and to secure available inventory or make non-cancellable purchase commitments with semiconductor suppliers, which introduce inventory risk if our forecasts and assumptions prove inaccurate. Furthermore, if we are not able to mitigate the impact of the semiconductor chip shortage, any direct or indirect supply chain disruptions may have a material adverse impact on our business, financial condition and results of operations.

Our failure to attract and retain highly qualified personnel in the future could harm our business.

We are an innovative technology company. We may not be able to locate or attract qualified individuals for important positions, such as software engineers, robotics engineers, machine vision and machine learning experts and others, which could affect the Company’s ability to grow and expand its business.

Litigation or legal proceedings could expose us to significant liabilities, occupy a considerable amount of our management’s time and attention, and damage our reputation.

We may, from time to time, be a party to various litigation claims and legal proceedings. We will evaluate these claims and proceedings to assess the likelihood of unfavorable outcomes and estimate, if possible, the amount of potential losses. Claims made or threatened by our suppliers, distributors, customers, competitors, or current or former employees could adversely affect our relationships, damage our reputation or otherwise adversely affect our business, financial condition, or results of operations. The costs associated with defending legal claims and paying damages could be substantial. Our reputation could also be adversely affected by such claims, whether or not successful.

Our future revenue plans rely on partnering with third party delivery platforms, brand sponsors and/or direct sales to merchants.

Our largest stream of projected revenue comes from maximizing utilization of our robots to perform deliveries. We may be unable to maximize utilization due to a variety of reasons, including insufficient merchant participation, platform partner matching algorithms, failure to deliver a commercial grade product, and a lack of product acceptance by merchants and/or delivery recipients. To date, we have been able to continually increase our robot utilization in our partnership with Uber driven by the continued improvement in our integration, high merchant participation, and widespread product acceptance by users of the Uber platform. We have not yet achieved such levels of utilization with our other partners because those integrations are less complete. To achieve profitability, we would need to continue to improve our utilization targets with Uber above current levels and maintain those levels with other partners as well. As this requires cooperation by third parties, there is no guarantee that it will be achieved within a specific timeframe.

Our financial projections also anticipate generating revenues from brand sponsors who would pay to place their branding on our robots as a form of out-of-home (“OOH”) branding. OOH branding on robots is a new phenomenon and as such, an unproven model. To date, for our limited number of robots, we have been able to run periodic OOH advertising campaigns with several brands in varying sectors including real estate, fashion and entertainment, with nearly 50% of our 2022 revenue coming from OOH advertising. In the future, if we are unable to realize these sales, our business model and go-to-market strategy will be jeopardized.

Failure of our service providers or disruptions to our outsourcing relationships may negatively impact our ability to conduct our business.

Certain of our remote piloting services are currently provided by third-party vendors, and sometimes from service centers outside of the United States. Services provided pursuant to arrangements with these third-party vendors could be disrupted due to events outside of their control such as power failures, cybersecurity incidents, internet traffic congestion or increased latency, or deterioration in their economic condition. Similarly, the expiration of agreements associated with such arrangements or the transition of services between providers could lead to loss of institutional knowledge or service disruptions. While we have not experienced material impact of such disruptions to date, our reliance on others as service providers could have a material adverse effect on our business, financial condition, results of operations and cash flows in the future.

Our robots operate in public spaces and any errors caused by human supervisors, network connectivity issues, third-party software, or automation may adversely affect our commercial relationships.

Our ability to attract and retain customers (including merchants, platform partners, and brand sponsors) is heavily dependent on our ability to provide a safe and reliable service. Our safety and security track record have been instrumental in helping us attract and retain our existing customers. Because we operate on public sidewalks, the performance of our robots is highly visible and we have to maintain the highest standards for public safety. Our operating procedures and automated systems are designed to ensure that our robots yield the right of way to vehicles, pedestrians, and other sidewalk and road users. Examples include only crossing controlled intersections during a pedestrian “walk” signal and slowing down or stopping if a pedestrian approaches the robot from any direction. Our partners, such as Uber, require timely reporting of any material safety incidents, and if they are not able to ascertain our ability to maintain safe operations, our commercial relationships may be jeopardized. To date, we have not experienced material safety incidents nor have our partners raised any concerns about our safety standards and track record. However, any actual or perceived public safety incidents that may be caused by our human supervisors, network connectivity issues, third-party software, or automation may put our commercial relationships and financial viability at risk.

Our robots rely on sophisticated software technology that incorporate third-party components and networks to operate, and the inability to maintain licenses for software technology, errors in the software we license or the terms of open-source licenses could result in increased costs or reduced service levels, which would adversely affect our business.

Our robots require certain third-party software and networks to function safely and effectively, and our business relies on certain third-party software obtained under licenses from other companies. We anticipate that we will continue to rely on such third-party software in the future. Although we believe that there are commercially reasonable alternatives to the third-party software we currently license, this may not always be the case, or it may be difficult or costly to replace. In addition, integration of new third-party software may require significant work and require substantial investment of our time and resources. Our use of additional or alternative third-party software would require us to enter into license agreements with third parties, which may not be available on commercially reasonable terms or at all. Many of the risks associated with the use of third-party software cannot be eliminated, and these risks could negatively affect our business. Furthermore, performance degradation or lack of access to such software and networks can result in poor delivery performance or even grounding of our entire fleet until it is resolved, which can adversely impact our ability to continue our operations.

Additionally, the software powering our technology systems incorporates software covered by open-source licenses. The terms of many open-source licenses have not been interpreted by U.S. courts, and there is a risk that the licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to operate our systems. In the event that portions of our proprietary software are determined to be subject to an open-source license, we could be required to publicly release the affected portions of our source code or re-engineer all or a portion of our technology systems, each of which could reduce or eliminate the value of our technology systems. Such risk could be difficult or impossible to eliminate and could adversely affect our business, financial condition, and results of operations.

The benefits to customers of our products could be supplanted by other technologies or solutions or competitors’ products that utilize similar technology to ours in a more effective way.

The benefits to customers of our products could be supplanted by other technologies or solutions or competitors’ products that utilize similar technology to ours in a more effective way. We cannot be sure that alternative technologies or improvements to artificial intelligence, industrial automation or other technologies, processes or industries will not match or exceed the benefits of our products or be more cost effective than our products. The development of any alternative technology that can compete with or supplant our products may materially and adversely affect our business, prospects, financial condition and operating results, including in ways we do not currently anticipate. Any failure by us to develop new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay our development and introduction of new and enhanced products, which could result in the loss of competitiveness of our robotic systems and solutions, decreased revenue and a loss of market share to competitors. Our research and development efforts may not be sufficient to adapt to new or changing technologies. While we plan to upgrade and adapt our robotic systems and solutions as we or others develop new technology, our robotic systems and solutions may not compete effectively with alternative products if we are not able to source and integrate the latest technology into our systems and solutions.

We have limited experience commercializing our products at a large scale and may not be able to do so efficiently or effectively.

We have limited experience commercializing robotic systems at a large scale and may not be able to do so efficiently or effectively. A key element of our long-term business strategy is the continued growth in sales, marketing, training, customer service and maintenance and servicing operations, including hiring personnel with the necessary experience. Managing and maintaining these operations is expensive and time consuming, and an inability to leverage such an organization effectively or at all could inhibit potential sales or subscriptions and the penetration and adoption of our products into new markets. In addition, certain decisions we make regarding staffing in these areas in our efforts to maintain an adequate spending level could have unintended negative effects on our revenues, such as by weakening the sales, marketing and maintenance and servicing infrastructures or lowering the quality of customer service.

We are substantially reliant on our relationships with suppliers and service providers for the parts and components in our robots, as well as for the manufacture of our robots. If any of these suppliers or service partners choose to not do business with us, then we would have significant difficulty in procuring and producing our robots and our business prospects would be significantly harmed.

Our robots contain hundreds of components which are assembled by third-party manufacturing partners. Collaboration with third parties for the manufacturing of robots is subject to risks with respect to operations that are outside our control. Global supply chain problems directly impact our ability to obtain these components cost-effectively. We could experience delays to the extent our current or future partners do not continue doing business with us, meet agreed upon timelines, experience capacity constraints or otherwise are unable to deliver components or manufacture robots as expected. For example, we have had to delay increasing the number of robots in our fleet due to previous third-party supply restraints. Serve has an agreement with a leading LIDAR vendor to purchase LIDARs at highly competitive prices within a limited timeframe. Failure to leverage this agreement, or secure similar supplier agreements for components that may face availability constraints due to supply chain disruptions can result in higher prices for those components, which in turn increases the cost of manufacturing robots and result in an adverse financial impact to our delivery economics.

There is risk of potential disputes with partners, and we could be affected by adverse publicity related to our partners whether or not such publicity is related to their collaboration with us. Our ability to successfully build a premium brand could also be adversely affected by perceptions about the quality of our partner manufacturers’ robots or other robots manufactured by the same partner. In addition, although we intend to be involved in material decisions in the supply chain and manufacturing process, given that we also rely on our partners to meet our quality standards, there can be no assurance that we will be able to maintain high quality standards.

We may in the future enter into strategic alliances, including joint ventures or minority equity investments, with various third parties to further our business purpose. These alliances could subject us to a number of risks, including risks associated with sharing proprietary information, non-performance by the third party, and increased expenses in establishing new strategic alliances, any of which may materially and adversely affect our business.

The evolving regulations around personal delivery devices (“PDDs”) could materially impact our business and growth prospects in new markets.

Sidewalk robots, as opposed to autonomous vehicles operating on public streets, are not by default prohibited from operations in most jurisdictions. But there is no guarantee that the current permissive environment will not change in the future, especially as more sidewalk robots get deployed. While we currently have the requisite permits and support from local municipalities in areas we operate, any change in regulations or permit requirements could adversely impact our business. Therefore, we proactively engage with lawmakers, academics, standards-setting organizations, urban planning nonprofits, disability rights advocates, senior citizen organizations, and regional bicycle coalitions to anticipate and mitigate potential regulatory challenges.

Over a dozen states across the United States have enacted legislation regulating PDDs, using a definition that includes sidewalk robots such as ours. While these regulations have been largely industry-friendly and intended to streamline the rollout of PDDs in those jurisdictions, they are not yet uniform and may present some challenges as we seek to deploy in new markets. For example, Washington State and the District of Columbia have a 100lb unladen weight restriction and the City of Santa Monica prohibits the operation of autonomous devices on sidewalks, that would require amending in order for us to expand into those jurisdictions.

Furthermore, the cellular network and radio systems contained in our robots are regulated by the Federal Communications Commission, which allocates cellular and wireless bandwidth to ensure minimal conflict between operators. And the battery packs within our robots use custom lithium-ion cells. The transportation and effective storage of lithium-ion batteries is tightly regulated by the U.S. Department of Transportation and other regulatory bodies. Any failure to comply with the Department of Transportation’s storage and transport requirements or the Federal Communications Commission’s regulations on wireless communications could result in fines, loss of permits and licenses or other regulatory consequences, which could limit our ability to manufacture and deliver our robotic systems and negatively affect our business, prospects, financial condition, results of operations, and cash flows.

Defects, glitches, or malfunctions in our products or the software that operates them, failure of our products to perform as expected, connectivity issues or operator errors may result in product recalls, lower than expected return on investment for customers and cause significant safety concerns, each of which could adversely affect our results of operations, financial condition and our reputation.

The design, manufacture, and marketing of our products involve certain inherent risks. Manufacturing or design defects, glitches, malfunctions, connectivity issues between the central processing unit and peripheral vehicle subsystems, operator errors, unanticipated use of our robotic systems, inadequate disclosure of risks relating to the use of sidewalk robots, among others, can lead to injury, property damage or other adverse events. We conduct extensive testing of our units, in some instances in collaboration with our customers, to ensure that any such issues can be identified and addressed in advance of commercial launch of the products. However, there can be no assurance that we will be able to identify all such issues or that, if identified, efforts to address them will be effective in all cases.

In addition, if the manufacturing of our products is outsourced, we may not be aware of manufacturing defects that could occur. Such adverse events could lead to unexpected failures in our products and could result, in certain cases, in the removal of our products from the market. A product recall could result in significant costs. To the extent any manufacturing defect occurs, our agreement with the third-party manufacturer may contain a limitation on the third-party manufacturer’s liability, and therefore we could be required to incur the majority of related costs. Product defects or recalls could also result in negative publicity, damage to our reputation or, in the event of regulatory developments, delays in new product acceptance.

Our products incorporate sophisticated computer software. Complex software frequently contains errors, especially when first introduced. Our software may experience errors or performance problems in the future. If any part of our products’ hardware or software were to fail, the service mission could be compromised. Additionally, users may not use our products in accordance with safety protocols and training, which could amplify the risk of failure. Any such occurrence could cause delay in market acceptance of our products, damage to our reputation, product recalls, increased service and warranty costs, product liability claims and loss of revenue relating to such hardware or software defects.

We anticipate that as part of our ordinary course of business we may be subject to product liability claims alleging defects in the design or manufacture of our products. A product liability claim, regardless of our merit or eventual outcome, could result in significant legal defense costs and high punitive damage payments. Although we maintain product liability insurance, the coverage is subject to deductibles and limitations, and may not be adequate to cover future claims. Additionally, we may be unable to maintain our existing product liability insurance in the future at satisfactory rates or adequate amounts.

Even if our products perform properly and are used as intended, if operators sustain any injuries while using our products, we could be exposed to liability and our results of operations, financial condition, and our reputation may be adversely affected.

Our products contain complex technology and must be used as designed and intended in order to operate safely and effectively. While we expect to develop a training, customer service and maintenance and servicing infrastructure to ensure users are equipped to operate our products in a safe manner, we cannot be sure that the products will ultimately be used as designed and intended. In addition, we cannot be sure that we will be able to predict all the ways in which use or misuse of the products can lead to injury or damage to property, and our training resources may not be successful at preventing all incidents. If operators were to cause any injuries or damage to property while using our products, in a manner consistent with our training and instructions or otherwise, we could be exposed to liability and our results of operations, financial condition and our reputation may be adversely affected.

We operate in a competitive industry that is subject to rapid technological change, and competitors may have or attain more resources and/or greater market recognition than we do.

Our competitor base may change or expand as we continue to develop and commercialize our robotic systems in the future. Some of these companies are direct competitors, while others provide adjacent services such as delivery with autonomous vehicles on streets that could impact our market. A number of these companies may have, or may attain, more resources and/or greater market recognition than we do. These or other competitors may develop new technologies or products that provide superior results to customers or are less expensive than our products. Our technologies and products could have reduced competitiveness by such developments.

Our competitors may respond more quickly to new or emerging technologies, undertake more extensive marketing campaigns, have greater financial, marketing, manufacturing and other resources than we do, or may be more successful in attracting potential customers, employees and strategic partners. In addition, potential customers could have long-standing or contractual relationships with competitors. Potential customers may be reluctant to adopt our products, particularly if they compete with or have the potential to compete with or diminish the need/utilization of products or technologies supported through these existing relationships. If we are not able to compete effectively, our business, prospects, financial condition, and operating results will be negatively impacted.

In addition, because we operate in a new market, the actions of our competitors could adversely affect our business. Adverse events such as product defects or legal claims with respect to competing or similar products could cause reputational harm to the robotics market on the whole and, accordingly, our business.

If the Company cannot protect, maintain and, if necessary, enforce its intellectual property rights, its ability to develop and commercialize products will be adversely impacted.

The Company’s success, in large part, depends on its ability to protect and maintain the proprietary nature of its technology. The Company must prosecute and maintain its existing patents and obtain new patents. Some of the Company’s proprietary information may not be patentable, and there can be no assurance that others will not utilize similar or superior solutions to compete with the Company. The Company cannot guarantee that it will develop proprietary products that are patentable, and that, if issued, any patent will give a competitive advantage or that such patent will not be challenged by third parties. The process of obtaining patents can be time consuming with no certainty of success, as a patent may not issue or may not have sufficient scope or strength to protect the intellectual property it was intended to protect. The Company cannot assure you that its means of protecting its proprietary rights will suffice or that others will not independently develop competitive technology or design around patents or other intellectual property rights issued to the Company. Even if a patent is issued, it does not guarantee that it is valid or enforceable. Any patents that the Company or its licensors have obtained or obtain in the future may be challenged, invalidated, or unenforceable. If necessary, the Company will initiate actions to protect its intellectual property, which will be costly and time consuming.

We may be subject to claims of infringement of third-party intellectual property rights.

Our operating results may be adversely affected if third parties claim that our products infringed their patent, copyright, or other intellectual property rights. Such assertions could lead to expensive and unpredictable litigation, diverting the attention of management and technical personnel. An unsuccessful result in such litigation could adversely affect our business, including injunctions, exclusion orders, and royalty payments to third parties.

Security breaches and other disruptions could compromise our proprietary information and expose us to liability, which would cause our business and reputation to suffer.

We rely on trade secrets, technical know-how, and other unpatented proprietary information relating to our product development and manufacturing activities to provide us with competitive advantages. We protect this information by entering into confidentiality agreements with our employees, consultants, strategic partners, and other third parties. We also design our computer systems and networks and implement various procedures to restrict unauthorized access to the dissemination of our proprietary information.

We face internal and external data security threats. For example, current, departing, or former employees or third parties could attempt to improperly use or access our computer systems and networks to copy, obtain, or misappropriate our proprietary information or otherwise interrupt our business. Like others, we are also subject to significant system or network disruptions from numerous causes, including computer viruses and other cyber-attacks, facility access issues, new system implementations, and energy blackouts.

Security breaches, computer malware, phishing, spoofing, and other cyber-attacks have become more prevalent and sophisticated in recent years. While we defend against these threats daily, we do not believe that such attacks have caused us any material damage to date. Because the techniques used by computer hackers and others to access or sabotage networks constantly evolve and generally are not recognized until launched against a target, we may be unable to anticipate, counter or ameliorate all these techniques. As a result, our and our customers’ proprietary information may be misappropriated, and we cannot predict the impact of any future incident. Any loss of such information could harm our competitive position, result in a loss of customer confidence in the adequacy of our threat mitigation and detection processes and procedures, cause us to incur significant costs to remedy the damages caused by the incident, and divert management and other resources. We routinely implement improvements to our network security safeguards, and we are devoting increasing resources to the security of our information technology systems. However, we cannot assure that such system improvements will be sufficient to prevent or limit the damage from any future cyber-attack or network disruptions.

The costs related to cyber-attacks or other security threats or computer systems disruptions typically would not be fully insured or indemnified by others. As a result, the occurrence of any of the events described above could result in the loss of competitive advantages derived from our intellectual property. Moreover, these events may result in the diversion of the attention of management and critical information technology and other resources, or otherwise adversely affect our internal operations and reputation or degrade our financial results and stock price.

We may be subject to theft, loss, or misuse of personal data by or about our employees, customers, or other third parties, which could increase our expenses, damage our reputation, or result in legal or regulatory proceedings.

In the ordinary course of our business, we have access to sensitive, confidential, or personal data or information regarding our employees and others that is subject to privacy and security laws and regulations. Therefore, the theft, loss, or misuse of personal data collected, used, stored, or transferred by us to run our business, or by our third-party service providers, including business process software applications providers and other vendors that have access to sensitive data, could result in damage to our reputation, disruption of our business activities, significantly increased business and security costs or costs related to defending legal claims. For example, in July 2023, we experienced an incident where third-party actors attempted to steal a robot. We are not aware that any data was obtained during any incident of vandalism or attempted theft. We are also aware of certain media reports relating to the use of our robots as elements in law enforcement surveillance efforts. As a general policy, we do not share data with law enforcement, except in certain narrow circumstances where (1) we are required to share data when served with a warrant or subpoena, or (2) there are insurance claims, active incident investigations, or acts of armed violence or theft attempts involving the Company’s personnel or property.

Global privacy legislation, enforcement, and policy activity in this area are rapidly expanding and creating a complex regulatory compliance environment. For example, the European Union has adopted the General Data Protection Regulation (“GDPR”), which requires companies to comply with rules regarding the handling of personal data, including its use, protection, and the ability of persons whose data is stored to correct or delete such data about themselves. Failure to meet GDPR requirements could result in penalties of up to 4% of worldwide revenue. In addition, the interpretation and application of consumer and data protection laws in the U.S., Europe, and elsewhere are often uncertain and fluid and may be interpreted and applied in a manner that is inconsistent with our data practices. As a result, complying with these changing laws has caused, and could continue to cause, us to incur substantial costs, which could harm our business and results of operations. Further, failure to comply with existing or new rules may result in significant penalties or orders to stop the alleged non-compliant activity. Finally, even our inadvertent failure to comply with federal, state, or international privacy-related or data protection laws and regulations could result in audits, regulatory inquiries, or proceedings against us by governmental entities or others.

Our business plans require a significant amount of capital. Our future capital needs may require us to sell additional equity or debt securities that may dilute our stockholders or contain terms unfavorable to us or our investors.

We will require significant capital to operate our business and fund our capital expenditures for the next several years. The level and timing of future expenditure will depend on a number of factors, many of which are outside our control. While we expect that we will have sufficient capital to fund our currently planned operations, it is possible that we will need to raise additional capital to fund our business, including to finance ongoing research and development costs, manufacturing, any significant unplanned or accelerated expenses, and new strategic alliances or acquisitions. The fact that we have limited experience commercializing our delivery robotic systems on a large scale, coupled with the fact that our products represent a new product category in the commercial and delivery robotic market, means we have limited historical data on the demand for our robotic systems. In addition, we expect our capital expenditures to continue to be significant in the foreseeable future as we continue generational improvements for our commercial products, and that our level of capital expenditures will be significantly affected by customer demand for our robotic systems. As a result, our future capital requirements may be uncertain and actual capital requirements may be different from those we currently anticipate. We may need to seek equity or debt financing to finance a portion of our capital expenditures. Such financing might not be available to us in a timely manner or on terms that are acceptable, or at all, or that such funds, if raised, would be sufficient.

Our ability to obtain the necessary financing to carry out our business plan is subject to a number of factors, including general market conditions and investor acceptance of our business model. These factors may make the timing, amount, terms, and conditions of such financing unattractive or unavailable to us. If we are unable to raise sufficient funds, we will have to significantly reduce our spending, delay or cancel our planned activities or substantially change our corporate structure. We might not be able to obtain any funding, and we might not have sufficient resources to conduct business as projected, both of which could mean that we would be forced to curtail or discontinue our operations.

In addition, our future capital needs and other business reasons could require us to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or equity-linked securities could dilute our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations.

If we cannot raise additional funds when we need or want them, we may be forced to curtail or abandon our growth plans, which could adversely impact the Company, its business, development, financial condition, operating results or prospects.

We will be required to raise additional capital in order to develop our technology and scale our commercial delivery operations. However, we may be unable to raise additional capital needed to fund and grow our business.

We will need additional capital to develop the next version of the Serve robots and scale our commercial delivery operations. We will not be able to continue product development and our commercial deliveries if we cannot raise additional debt and/or equity financing.

We may not be able to increase our capital resources by engaging in additional debt or equity financings. Even if we complete such financings, they may result in dilution to our existing investors and include additional rights or terms that may be unfavorable to our existing investor base. These circumstances could materially and adversely affect our financial results and impair our ability to achieve our business objectives. Additionally, we may be required to accept terms that restrict our ability to incur additional indebtedness or take other actions (including terms that require us to maintain specified liquidity or other ratios) that would otherwise be in the best interests of our stockholders.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by domestic and international financial institutions or transactional counterparties, could adversely affect our business, financial condition, and results of operations.

Actual events involving reduced or limited liquidity, defaults, non-performance or other adverse developments that affect domestic and international financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation as receiver. We maintain a banking relationship with Silicon Valley Bank and are required to keep deposits with Silicon Valley Bank. Although the Company had debt with Silicon Valley Bank at the time of its closure, following the closure, the debt was subsequently assumed by First Citizens Bank & Trust and we have experienced no impacts from the closure. However, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, or result in breaches of our financial and/or contractual obligations. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

If use of the Internet via websites, mobile devices and other platforms, particularly with respect to online food ordering, does not continue, our business and growth prospects will be harmed.

Our business and growth prospects are substantially dependent upon the continued use of the Internet as an effective medium of transactions by diners. Internet use may not continue to develop at historical rates, and diners may not continue to use the Internet and other online services to order their food at current or increased growth rates or at all. In addition, the Internet and mobile applications may not continue to be accepted as a viable platform or resource for a number of reasons, including:

●	actual or perceived lack of security of information or privacy protection;

●	possible disruptions, computer viruses or other damage to Internet servers, users’ computers or mobile applications;

●	excessive governmental regulation; and

●	unacceptable delays due to actual or perceived limitations of wireless networks.

Our business depends on discretionary spending patterns in the areas in which the restaurants on our partners’ platforms operate and in the economy at large. Economic downturns or other events (like coronavirus variants or similar widespread health/pandemic outbreaks) impacting the United States and global economy could materially adversely affect our results of operations.

Purchases at restaurants and food and beverage hospitality services locations are discretionary for consumers and we are therefore susceptible to changes in discretionary spending patterns or economic slowdowns in the geographic areas in which restaurants on our partners’ platforms operate and in the economy at large. Discretionary consumer spending can be impacted by general economic conditions, unemployment, consumer debt, inflation, rising gasoline prices, interest rates, consumer confidence, and other macroeconomic factors. We believe that consumers generally are more willing to make discretionary purchases, including delivery, dine-in or carryout of restaurant meals, during favorable economic conditions. Disruptions in the overall economy (including disruptions due to coronavirus or similar health/pandemic events), including high unemployment, inflation, rising gasoline prices, financial market volatility and unpredictability, and the related reduction in consumer confidence, could negatively affect food and beverage sales throughout the restaurant industry, including orders through our partners’ platforms. Additionally, merchants on our partners’ platforms may be negatively impacted by general economic conditions, supply chain issues, labor shortages, inflation, or other macroeconomic factors, which could negatively impact their ability to fulfill orders. There is also a risk that if uncertain economic conditions persist for an extended period of time or worsen, consumers might make long-lasting changes to their discretionary spending behavior, including ordering food for delivery, dine-in or carryout less frequently. The ability of the U.S. economy to handle this uncertainty is likely to be affected by many national and international factors that are beyond our control. These factors, including national, regional and local politics and economic conditions, continued impact of the COVID-19 pandemic, disposable consumer income and consumer confidence, also affect discretionary consumer spending. If any of these factors cause restaurants to cease operations or cease using our partners’ platforms, it could also significantly harm our financial results, for the reasons set forth elsewhere in these risk factors. Continued uncertainty in or a worsening of the economy, generally or in a number of our markets, and diners’ reactions to these trends could adversely affect our business and cause us to, among other things, reduce the number and frequency of new market openings or cease operations in existing markets.

Moreover, inflation also increases the cost of labor and materials needed to build and operate robots. For example, we have observed an increase in cost of labor for managing and maintaining robots in the field in the past year. However, over a longer time horizon, technological improvements continue to reduce the cost of our key components such as sensors, batteries and computers. While the unit cost of labor for operating robots will increase over time with inflation, robotic delivery leverages labor more efficiently than manual courier delivery. As such, labor inflation increases the cost of the alternatives to robotic delivery more than it increases robotic delivery cost. At the same time, improvements in robot autonomy will continue to reduce the rate of labor usage.

Our products and services are disruptive to the delivery services industries, and important assumptions about the market demand, pricing, adoption rates and sales cycle, for our current and future products and services may be inaccurate.

The market demand for and adoption of our delivery robots is unproven, and important assumptions about the characteristics of targeted markets, pricing, and sales cycles may be inaccurate. Although we have engaged in ongoing dialogue with potential customers, we have no binding commitments to purchase products and services. Existing or new regulatory or safety standards, or resistance by customer employees and labor unions, all of which are outside of our control, could cause delays or otherwise impair adoption of these new technologies, which will adversely affect our growth, financial position, and prospects. Given the evolving nature of the markets in which we operate, it is difficult to predict customer demand or adoption rates for our products or the future growth of the markets we expect to target. If one or more of the targeted markets experience a shift in customer or prospective customer demand, our products may not compete as effectively, if at all, and they may not be fully developed into commercial products. As a result, the financial projections in this report necessarily reflect various estimates and assumptions that may not prove accurate and these projections could differ materially from actual results because of the risks included in this “Risk Factors” section, among others. If demand does not develop as expected or if we cannot accurately forecast pricing, adoption rates and sales cycle for our products, our business, results of operations and financial condition will be adversely affected.

The benefits of our products to customers and projected return on investment have not been substantiated through long-term trials or use.

Our core products’ benefits to customers and projected return on investment have not been substantiated through long-term trials or use. We currently have a limited frame of reference by which to evaluate the performance of our delivery robotic systems upon which our business prospects depend. There can be no assurance that such units will provide the expected benefit to customers. Our robotic systems may not perform consistently with customers’ expectations or consistently with other robotics products which may become available. Any failure of our robotic systems and software to perform as expected could harm our reputation and result in adverse publicity, lost revenue, delivery delays, product recalls, product liability claims and significant warranty and other expenses and could have a material adverse impact on our business, prospects, financial condition and operating results. Additionally, problems and defects experienced by competitors or others in the delivery robotics market could, by association, have a negative impact on perception and customer demand for our delivery robotic systems.

Even if we successfully market our products and services, the purchase or subscription, adoption and use of the products and services may be materially and negatively impacted if our customers resist the use and adoption of the products and services.

We have designed and developed our robotic systems with the goal of reducing operating costs and greenhouse gases. Even if we successfully market our products and services to customers, the purchase, adoption and the use of the products may be materially and negatively impacted if our customers resist or delay the use and adoption of these new technology products and services. Customers may resist or delay the adoption of our products and services for several reasons, including lack of confidence in autonomous and semi-autonomous delivery vehicles. If our customers resist or delay adoption of our robotic delivery services, our business, prospects, financial condition and operating results will be materially and adversely affected.

Our systems, products, technologies and services and related equipment may have shorter useful lives than we anticipate.

Our growth strategy depends in part on developing systems, products, technologies, and services. These reusable systems, products, technologies and services and systems will have a limited useful life. While we intend to design our products and technologies for a certain lifespan, which corresponds to a number of cycles, there can be no assurance as to the actual operational life of a product or that the operational life of individual components will be consistent with its design life. A number of factors will impact the useful lives of our products and systems, including, among other things, the quality of their design and construction, the durability of their component parts and availability of any replacement components, and the occurrence of any anomaly or series of anomalies or other risks affecting the technology during launch and in orbit. In addition, any improvements in technology may make our existing products, designs, or any component of our products prior to the end of its life obsolete. If our systems, products, technologies and services and related equipment have shorter useful lives than we currently anticipate, this may lead to delays in increasing the rate of our follow on work and new business, which would have a material adverse effect on our business, financial condition, and results of operations. In addition, we are continually learning, and as our engineering and manufacturing expertise and efficiency increases, we aim to leverage this learning to be able to manufacture our products and equipment using less of our currently installed equipment, which could render our existing inventory obsolete.

Any acquisitions, partnerships, or joint ventures that we enter into could disrupt our operations and have a material adverse effect on our business, financial condition and results of operations.

From time to time, we may evaluate potential strategic acquisitions of businesses, including partnerships or joint ventures with third parties. We may not be successful in identifying acquisition, partnership, and joint venture candidates. In addition, we may not be able to continue the operational success of such businesses or successfully finance or integrate any businesses that we acquire or with which we form a partnership or joint venture. We may have potential write-offs of acquired assets and/or an impairment of any goodwill recorded as a result of acquisitions. Furthermore, the integration of any acquisition may divert management’s time and resources from our core business and disrupt our operations or may result in conflicts with our business. Any acquisition, partnership or joint venture may not be successful, may reduce our cash reserves, may negatively affect our earnings and financial performance and, to the extent financed with the proceeds of debt, may increase our indebtedness. Further, depending on market conditions, investor perceptions of us and other factors, we might not be able to obtain financing on acceptable terms, or at all, to implement any such transaction. We cannot ensure that any acquisition, partnership, or joint venture we make will not have a material adverse effect on our business, financial condition, and results of operations.

As part of growing our business, we may make acquisitions. If we fail to successfully select, execute, or integrate our acquisitions, then our business, results of operations and financial condition could be materially adversely affected, and our stock price could decline.

Failure to successfully identify, complete, manage and integrate acquisitions could materially and adversely affect our business, financial condition and results of operations and could cause our stock price to decline.

From time to time, we may undertake acquisitions to add new products and technologies, acquire talent, gain new sales channels, or enter into new markets or sales territories. In addition to possible stockholder approval, we may need approvals and licenses from relevant government authorities for the acquisitions and to comply with any applicable laws and regulations, and a failure to obtain such approvals and licenses could result in delays and increased costs and may disrupt our business strategy. Furthermore, acquisitions and the subsequent integration of new assets, businesses, key personnel, customers, vendors, and suppliers require significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our operations. Acquired assets or businesses may not generate the financial results we expect. Acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities and exposure to potential unknown liabilities of the acquired business. Moreover, the costs of identifying and consummating acquisitions may be significant.

Our management team will have broad discretion in making strategic decisions to execute their growth plans, and there can be no assurance that our management’s decisions will result in successful achievement of our business objectives or will not have unintended consequences that negatively impact our growth prospects.

Our management will have broad discretion in making strategic decisions to execute their growth plans and may devote time and company resources to new or expanded solution offerings, potential acquisitions, prospective customers or other initiatives that do not necessarily improve our operating results or contribute to our growth. Management’s failure to make strategic decisions that are ultimately accretive to our growth may result in unfavorable returns and uncertainty about our prospects, each of which could cause the price of the common stock to decline.

We face risks related to natural disasters, health epidemics and other outbreaks, which could significantly disrupt our operations.

Our facilities or operations or those of any third-party manufacturers or suppliers could be adversely affected by events outside of our or their control, such as natural disasters, wars, health epidemics, and other calamities. Our robots are charged overnight and rely on broadband internet connectivity to operate; therefore, power outages and broadband connectivity disruptions would adversely impact our operations. Furthermore, as hardware, our robots can be damaged or irreparably destroyed by the effects of fire, floods, typhoons, earthquakes, power loss, telecommunications failures, break-ins, war, riots, terrorist or malicious attacks or similar events.

We, any manufacturing partners, and suppliers may rely on complex machinery for production, which involves a significant degree of risk and uncertainty in terms of operational performance and costs.

We, any third-party manufacturing partners, and suppliers may rely on complex machinery for the production, assembly, repair, and maintenance of our robotic systems, which will involve a significant degree of uncertainty and risk in terms of operational performance and costs. Our operational facilities, and those of any third-party manufacturing partners and suppliers consist or are expected to consist of large-scale machinery combining many components. These components may suffer unexpected malfunctions from time to time and will depend on repairs and spare parts to resume operations, which may not be available when needed. Unexpected malfunctions of these components may significantly affect the intended operational efficiency. Operational performance and costs can be difficult to predict and are often influenced by factors outside of our or any third-party manufacturing partners’ and suppliers’ control, such as, but not limited to, scarcity of natural resources, environmental hazards and remediation, costs associated with decommissioning of machines, labor disputes and strikes, difficulty or delays in obtaining governmental permits, damages or defects in electronic systems, industrial accidents, fire, seismic activity and natural disasters. Should operational risks materialize, they may result in the personal injury to or death of workers, the loss of production equipment, damage to production facilities, monetary losses, delays and unanticipated fluctuations in production, environmental damage, administrative fines, increased insurance costs and potential legal liabilities, all which could have a material adverse effect on our business, prospects, financial condition and operating results.

We may be unable to adequately control the costs associated with our operations.

We will require significant capital to develop and grow our business, including developing and producing our commercial robotic systems and other products, establishing or expanding design, research and development, production, operations and maintenance and service facilities and building our brand and partnerships. We have incurred and expects to continue incurring significant expenses which will impact our profitability, including research and development expenses, procurement costs, business development, operation and integration expenses as we build and deploy our robotic fleet, and general and administrative expenses as we scale our operations, identify and commit resources to investigate new areas of demand and incur costs as a public company. In addition, we may incur significant costs servicing, maintaining and refurbishing our robots, and we expect that the cost to repair and service our robots will increase over time as they age. Our ability to become profitable in the future will not only depend on our ability to complete the design and development of our robots to meet projected performance metrics, identify and investigate new areas of demand and successfully market our robotic services, but also to sell, whether outright or through subscriptions, our systems at prices needed to achieve our expected margins and control our costs, including the risks and costs associated with operating, maintaining and financing our robots. If we are unable to efficiently design, develop, manufacture, market, deploy, distribute and service our robots in a cost-effective manner, our margins, profitability and prospects would be materially and adversely affected.

Our ability to manufacture products of sufficient quality on schedule in the future is uncertain, and delays in the design, production and launch of our products could harm our business, prospects, financial condition and operating results.

Our future business depends in large part on our ability to execute our plans to design, develop, manufacture, market, deploy and service our products. We intend to outsource the manufacturing of our robotic systems to a third-party manufacturing partner. While this arrangement may lower operating costs, it may have an adverse effect on our flexibility to respond to changing conditions.

We also plan to retain third-party vendors and service providers to engineer, design and test some of the critical systems and components of our units. While this allows us to draw from such third parties’ industry knowledge and expertise, there can be no assurance such systems and components will be successfully developed to our specifications or delivered in a timely manner to meet our program timing requirements.

Laws, regulations, and other legislative efforts related to climate change, environmental concerns, and health and safety could result in increased operating costs, reduced demand for our products and services, or the loss of future business.

Concerns over environmental pollution and climate change have produced significant legislative and regulatory efforts on a global basis, and we believe this will continue both in scope and in the number of countries participating. These changes could directly increase the cost of energy, which may have an effect on the way we manufacture products or utilize energy to produce our products. In addition, any new regulations or laws in the environmental area might increase the cost of raw materials or key components we use in our products. Environmental regulations may require us to reduce product energy usage, monitor and exclude an expanding list of restricted substances and to participate in compulsory recovery and recycling of our products or components. We are unable to predict how any future changes will impact us and if such impacts will be material to our business.

Further, climate change laws, environmental regulations, and other similar measures may have an effect on the operating activities of our customers, which may, in turn, reduce the demand for our products and services. To the extent increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events, such events could have a material adverse effect on the Company and potentially subject the Company to further regulation.

We must also comply with extensive government laws and regulations related to, among other things, health, safety and the environment, which govern the offshore and other areas where our robotic systems operate, including vessel and port security laws. Since we have no prior history of offshore operations, we may be unable to meet the compliance standards of such laws and regulations, and our inability to do so may cause us to lose prospective business and adversely affect our financial condition and results of operations. Further, environmental, health and safety and vessel and port security laws change frequently, and we may not be able to anticipate such changes or the impact of such changes. There is no assurance that we can avoid significant costs, liabilities and penalties imposed as a result of governmental regulation in the future. Changes in laws or regulations concerning our offshore activities, the cost or availability of insurance, and decisions by clients, governmental agencies or other industry participants could reduce demand for our services or increase our costs of operations, which could have a negative impact on our financial position, results of operations or cash flows, but we cannot reasonably or reliably estimate that such changes will occur, when they will occur or if they will impact us.

We may become subject to new or changing governmental regulations relating to the design, manufacturing, marketing, distribution, servicing, or use of our products, including as a result of climate change, and a failure to comply with such regulations could lead to withdrawal or recall of our products from the market, delay our projected revenues, increase cost, or make our business unviable if we are unable to modify our products to comply.

We may become subject to new or changing international, federal, state and local regulations, including laws relating to the design, manufacturing, marketing, distribution, servicing or use of our products. Such laws and regulations may require us to pause sales and modify our products, which could result in a material adverse effect on our revenues and financial condition. Such laws and regulations can also give rise to liability such as fines and penalties, property damage, bodily injury and cleanup costs. Capital and operating expenses needed to comply with laws and regulations can be significant, and violations may result in substantial fines and penalties, third-party damages, suspension of production or a cessation of our operations. Any failure to comply with such laws or regulations could lead to withdrawal or recall of our products from the market.

Climate change laws and environmental regulations could result in increased operating costs and reduced demand for our services.

Concerns over environmental pollution and climate change have produced significant legislative and regulatory efforts on a global basis, and we believe this will continue both in scope and in the number of countries participating. These changes could directly increase the cost of energy, which may have an effect on the way we manufacture robots or utilize energy to deliver our services. In addition, any new regulations or laws in the environmental area might increase the cost of raw materials or key components we use in our robots. Environmental regulations may require us to reduce product energy usage, monitor and exclude an expanding list of restricted substances and to participate in compulsory recovery and recycling of our robots or components. We are unable to predict how any future changes will impact us and if such impacts will be material to our business.

Further, climate change laws, environmental regulations, and other similar measures may have an effect on the operating activities of our customers, which may, in turn, reduce the demand for our products and services. To the extent increasing concentrations of greenhouse gasses in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events, such events could have a material adverse effect on the Company and potentially subject the Company to further regulation.

Severe weather conditions and climate change could have a material adverse impact on our business by reducing the operating hours of our robots.

Our robots are designed to operate in common environmental conditions. Currently we limit Serve’s operation to warm and dry climates, and we do not operate robots under rare or extreme conditions such as strong storms or unusually high or low temperatures. While with each new generation of robots we plan to continually expand their operating envelope (e.g., introducing the ability to manage ice and snow), which in turn would expand our geographic reach, there is no guarantee that our efforts will successfully overcome all severe weather conditions.

We are subject to cybersecurity risks to our operational systems, security systems, infrastructure, integrated software in our products and data processed by us or third-party vendors.

Our business and operations involve the collection, storage, processing, and transmission of personal data and certain other sensitive and proprietary data of collaborators, customers, and others. Additionally, we maintain sensitive and proprietary information relating to our business, such as our own proprietary information and personal data relating to our employees. An increasing number of organizations have disclosed breaches of their information security systems and other information security incidents, some of which have involved sophisticated and highly targeted attacks. We may be a target for attacks by state-sponsored actors and others designed to disrupt our operations or to attempt to gain access to our systems or data that is processed or maintained in our business. The ongoing effects of the COVID-19 pandemic have increased security risks due to personnel working remotely.

We are at risk for interruptions, outages and breaches of our: (a) operational systems, including business, financial, accounting, product development, data processing or production processes, owned by us or our third-party vendors or suppliers; (b) facility security systems, owned by us or our third-party vendors or suppliers; (c) transmission control modules or other in-product technology, owned by us or our third-party vendors or suppliers; (d) the integrated software in our units; or (e) customer data that we processes or that our third-party vendors or suppliers process on our behalf. Because techniques used to obtain unauthorized access to or to sabotage information systems change frequently and may not be known until launched against a target, we may be unable to anticipate or prevent these attacks, react in a timely manner, or implement adequate preventive measures, and may face delays in our detection or remediation of, or other responses to, security breaches and other privacy-and security-related incidents. Such incidents could: materially disrupt our operational systems; result in loss of intellectual property, trade secrets or other proprietary or competitively sensitive information; compromise certain information of customers, employees, suppliers, or others; jeopardize the security of our facilities; or affect the performance of in-product technology and the integrated software in our units. Certain efforts may be state-sponsored or supported by significant financial and technological resources, making them even more difficult to detect, remediate, and otherwise respond to.

We plan to include product services and functionality that utilize data connectivity to monitor performance and timely capture opportunities to enhance performance and for safety and cost-saving preventative maintenance. The availability and effectiveness of our services depend on the continued operation of information technology and communications systems. Our systems will be vulnerable to damage or interruption from, among others, physical theft, fire, terrorist attacks, natural disasters, power loss, war, telecommunications failures, viruses, denial or degradation of service attacks, ransomware, social engineering schemes, insider theft or misuse or other attempts to harm our systems. We intend to use our product services and functionality to log information about each unit’s use in order to aid us in diagnostics and servicing. Our customers may object to the use of this data, which may require us to implement new or modified data handling policies and mechanisms, increase our unit maintenance costs and costs associated with data processing and handling, and harm our business prospects.

Although we are in the process of implementing certain systems and processes that are designed to protect our data and systems within our control, prevent data loss, and prevent other security breaches and security incidents, these security measures cannot guarantee security. The IT and infrastructure used in our business may be vulnerable to cyberattacks or security breaches, and third parties may be able to access data, including personal data and other sensitive and proprietary data of us and our customers, collaborators and partners, our employees’ personal data, or other sensitive and proprietary data, accessible through those systems. Employee error, malfeasance, or other errors in the storage, use, or transmission of any of these types of data could result in an actual or perceived privacy or security breach or other security incident.

Moreover, there are inherent risks associated with developing, improving, expanding and updating our current systems, such as the disruption of our data management, procurement, production execution, finance, supply chain and sales and service processes. These risks may affect our ability to manage our data and inventory, procure parts or supplies or manufacture, deploy, deliver and service our units, adequately protect our intellectual property or achieve and maintain compliance with, or realize available benefits under, applicable laws, regulations and contracts. We cannot be sure that these systems upon which we rely, including those of our third-party vendors or suppliers, will be effectively implemented, maintained or expanded as planned. If we do not successfully implement, maintain or expand these systems as planned, our operations may be disrupted, our ability to accurately and timely report our financial results could be impaired, and deficiencies may arise in our internal control over financial reporting, which may impact our ability to certify our financial results. Moreover, our proprietary information or intellectual property could be compromised or misappropriated, and our reputation may be adversely affected. If these systems do not operate as we expect them to, we may be required to expend significant resources to make corrections or find alternative sources for performing these functions.

Any actual or perceived security breach or security incident, or any systems outages or other disruption to systems used in our business, could interrupt our operations, result in loss or improper access to, or acquisition or disclosure of, data or a loss of intellectual property protection, harm our reputation and competitive position, reduce demand for our products, damage our relationships with customers, partners, collaborators, or others, or result in claims, regulatory investigations, and proceedings and significant legal, regulatory, and financial exposure, and any such incidents or any perception that our security measures are inadequate could lead to loss of confidence in us and harm to our reputation, any of which could adversely affect our business, financial condition, and results of operations. Any actual or perceived breach of privacy or security, or other security incident, impacting any entities with which we share or disclose data (including, for example, our third-party technology providers) could have similar effects. We expect to incur significant costs in an effort to detect and prevent privacy and security breaches and other privacy- and security-related incidents and may face increased costs and requirements to expend substantial resources in the event of an actual or perceived privacy or security breach or other incident.

We are subject to evolving laws, regulations, standards, policies, and contractual obligations related to data privacy and security laws and regulations, and our actual or perceived failure to comply with such obligations could harm our reputation, subject us to significant fines and liability, or otherwise adversely affect our business, prospects, financial condition and operating results.

We are subject to or affected by a number of federal, state and local laws and regulations, as well as contractual obligations and industry standards, that impose certain obligations and restrictions with respect to data privacy and security, and govern our collection, storage, retention, protection, use, processing, transmission, sharing and disclosure of personal information, including that of our employees, customers and others. Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities and others of security breaches involving certain types of data. Such laws may be inconsistent or may change or additional laws may be adopted. In addition, our agreements with certain customers may require us to notify them in the event of a security breach. Such mandatory disclosures are costly, could lead to negative publicity, result in penalties or fines, result in litigation, may cause our customers to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach.

The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. We may not be able to monitor and react to all developments in a timely manner. For example, California adopted the California Consumer Privacy Act (“CCPA”), which became effective in January 2020. The CCPA establishes a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California residents. The CCPA includes a framework with potentially severe statutory damages and private rights of action. The CCPA requires covered businesses to provide new disclosures to California residents, provide them new ways to opt-out of certain disclosures of personal information, and allow for a new cause of action for data breaches. Additionally, a new privacy law, the California Privacy Rights Act (“CPRA”), was approved by California voters in the November 3, 2020 election. The CPRA creates obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. The CPRA significantly modifies the CCPA, potentially resulting in further uncertainty. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States. Other states have begun to propose and enact similar laws. For example, Virginia has enacted the Virginia Consumer Data Protection Act, which provides for obligations similar to the CCPA, and which will go into effect January 1, 2023. As we expand our operations, the CCPA, CPRA, and other laws and regulations relating to privacy and data security may increase our compliance costs and potential liability. Compliance with any applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms to comply with such laws and regulations.

Additionally, as our international presence expands, we may become subject to or face increasing obligations under laws and regulations in countries outside the United States, many of which, such as the European Union’s General Data Protection Regulation (“GDPR”) and national laws supplementing the GDPR, as well as legislation substantially implementing the GDPR in the United Kingdom, are significantly more stringent than those currently enforced in the United States. The GDPR requires companies to meet stringent requirements regarding the handling of personal data of individuals located in the European Economic Area (“EEA”). The GDPR also includes significant penalties for noncompliance, which may result in monetary penalties of up to the higher of €20 million or 4% of a group’s worldwide turnover for the preceding financial year for the most serious violations. The United Kingdom’s version of the GDPR, the UK GDPR, which it maintains along with its Data Protection Act (collectively, the “UK GDPR”), also provides for substantial penalties that, for the most serious violations, can go up to the greater of £17.5 million or 4% of a group’s worldwide turnover for the preceding financial year. Many other jurisdictions globally are considering or have enacted legislation providing for local storage of data or otherwise imposing privacy, data protection and data security obligations in connection with the collection, use and other processing of personal data.

We publish privacy policies and other documentation regarding our collection, processing, use and disclosure of personal information and/or other confidential information. Although we endeavor to comply with our published policies and other documentation, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance, including if our employees, contractors, service providers or vendors fail to comply with our published policies and documentation. Such failures can subject us to potential action by governmental or regulatory authorities if they are found to be deceptive, unfair, or misrepresentative of our actual practices. We are also aware of certain media reports relating to the use of our robots as elements in law enforcement surveillance efforts. As a general policy, we do not share data with law enforcement, except in certain narrow circumstances where (1) we are required to share data when served with a warrant or subpoena, or (2) there are insurance claims, active incident investigations, or acts of armed violence or theft attempts involving the Company’s personnel or property. Any actual or perceived inability of us to adequately address privacy and security concerns or comply with applicable laws, rules and regulations relating to privacy, data protection or data security, or applicable privacy notices, could lead to investigations, claims, and proceedings by governmental entities and private parties, damages for contract breach, and other significant costs, penalties, and other liabilities. Any such claims or other proceedings could be expensive and time-consuming to defend and could result in adverse publicity. Any of the foregoing may have an adverse effect on our business, prospects, results of operations, and financial condition.

We are subject to U.S. and foreign anti-corruption and anti-money laundering laws and regulations. We can face criminal liability and other serious consequences for violations, which can harm our business, prospects, financial condition and operating results.

We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, and other anti-corruption, anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, business partners, third-party intermediaries, representatives, and agents from authorizing, promising, offering or providing, directly or indirectly, improper payments or anything else of value to government officials, political candidates, political parties, or commercial partners for the purpose of obtaining or retaining business or securing an improper business advantage.

We have direct and indirect interactions with foreign officials, including in furtherance of sales to governmental entities in non-U.S. countries. We sometimes leverage third parties to conduct our business abroad, and our third-party business partners, representatives, and agents may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of our employees or these third parties, even if we do not explicitly authorize or have actual knowledge of such activities. The FCPA and other applicable laws and regulations also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have policies and procedures to address compliance with such laws, there can be no assurance that all of our employees, business partners, third-party intermediaries, representatives, and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. Our exposure for violating these laws increases as our international presence expands and as we increase sales and operations in foreign jurisdictions.

Any violations of the laws and regulations described above may result in whistleblower complaints, adverse media coverage, investigations, substantial civil and criminal fines and penalties, damages, settlements, prosecution, enforcement actions, imprisonment, the loss of export or import privileges, suspension or debarment from government contracts, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences, any of which could adversely affect our business, prospects, financial condition and operating results. In addition, responding to any investigation or action will likely result in a significant diversion of management’s attention and resources and significant defense costs and other professional fees. Additionally, we are aware of certain media reports relating to the use of our robots as elements in law enforcement surveillance efforts. As a general policy, Serve does not share data with law enforcement, except in certain narrow circumstances where (1) we are required to share data when served with a warrant or subpoena, or (2) there are insurance claims, active incident investigations, or acts of armed violence or theft attempts involving the Company’s personnel or property. Public perception of our involvement in such surveillance activities could harm our reputation, and consequently, our business prospects and financial condition.

The impact of COVID-19 could slow development of our product and utilization of our services.

Due to the continued effects of COVID-19, the Company may experience delays related to manufacturing, assembly, and deployment of our robots as well as impact the availability and utilization of our services. The impact continues to evolve, and its future effects are uncertain. Due to COVID-19, the Company may be limited at times with regard to the number of engineers that can work on the product and operations personnel responsible for the successful deployment and performance of our services at any given time in order to maintain safe social distancing. Furthermore, as mentioned above, the Company relies on third-party manufacturers, and those manufacturers may experience delays as well. Such delays would adversely impact our ability to generate revenues.

We are and may continue to be significantly impacted by the worldwide economic downturn due to the COVID-19 pandemic, outbreaks of other contagious diseases, and other catastrophic events.

The COVD-19 health crisis has adversely affected and could continue to affect the global economy, resulting in an economic downturn that could negatively impact the value of the Company’s shares and investor demand for shares generally.

The continued spread of COVID-19 has also led to severe disruption and volatility in the global capital markets, which could increase our cost of capital and adversely affect our ability to access the capital markets in the future. It is possible that the continued spread of COVID-19, outbreaks of other contagious diseases, and other catastrophic events (such as wars, weather events, or terrorism) could cause further economic slowdown or recession or cause other unpredictable events, each of which could adversely affect our business, results of operations or financial condition.

The extent to which any catastrophic event affects our business and financial results will depend on future developments, including the duration of such event and the global response to it, its impact on capital and financial markets, its impact on global supply chains, and whether the impacts may result in temporary or permanent changes in consumer behavior among others, which are highly uncertain and cannot be predicted

In addition, we cannot predict the impact any future pandemic or outbreak of a disease, or a catastrophic event will have on our business partners and third-party merchants and suppliers, and we may be adversely impacted as a result of the adverse impact our business partners and third-party merchants and suppliers suffer. For example, if we are unable to produce our robots due to manufacturing strains, we may not be able to build and deploy our robots as planned and scale our business. This impact would mean we’d need to raise additional capital in order to cover our operating expenses and meet our revenue targets. To the extent a pandemic or other catastrophic event adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section. Any of the foregoing factors, or other cascading effects of the pandemic that are not currently foreseeable, could adversely impact our business, financial performance and condition, and results of operations.

Being a public company can be administratively burdensome and will significantly increase our legal and financial compliance costs.

As a public reporting company, we are subject to the information and reporting requirements of the Securities Act, the Exchange Act and other federal securities laws, rules and regulations related thereto, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and the Dodd-Frank Wall Street Reform and Consumer Protection Act. In addition, the listing requirements of any national securities exchange or other exchange and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will significantly increase our legal and financial compliance costs and will make some activities more time-consuming and costly. Among other things, we are required to:

maintain and evaluate a system of internal controls over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;

●	maintain policies relating to disclosure controls and procedures;

●	prepare and distribute periodic reports in compliance with our obligations under federal securities laws;

●	institute a more comprehensive compliance function, including with respect to corporate governance; and

●	involve, to a greater degree, our outside legal counsel and accountants in the above activities.

The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders is expensive and much greater than that of a privately-held company, and compliance with these rules and regulations will require us to hire additional financial reporting, internal controls and other finance personnel, and will involve a material increase in regulatory, legal and accounting expenses and the attention of our board of directors and management. In addition, being a public company makes it more expensive for us to obtain director and officer liability insurance. In the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain this coverage. These factors could also make it more difficult for us to attract and retain qualified executives and members of our board of directors.

Our management as a group has limited experience in operating a publicly traded company.

Our management team may not successfully or effectively manage operating as a public company subject to significant regulatory oversight and reporting obligations under U.S. securities laws. Our executive officers as a group have limited experience in the management of a publicly traded company. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of our company. We may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal control over financial reporting required of public companies. Any failure by us to effectively and efficiently meet our obligations as a publicly traded company could have a material adverse effect on our business, prospects, financial condition and operating results and/or result in legal liability or other negative consequences.

Risks Related to Ownership of Our Common Stock

The shares of common stock issued in the Merger and the Private Placement, which are being registered and offered for resale, are “restricted securities” and, as such, may not be sold except in limited circumstances.

As of the closing of the Merger and the Private Placement, no shares of common stock have been registered under the Securities Act or registered or qualified under any state securities laws. The shares of common stock issued in the Merger and Offering were sold and/or issued pursuant to exemptions contained in and under those laws. Accordingly, such shares of common stock are “restricted securities” as defined in Rule 144 under the Securities Act until the effectiveness of this registration statement and must, therefore, be held indefinitely unless registered under applicable federal and state securities laws, or an exemption is available from the registration requirements of those laws. The book entries representing the shares of common stock issued in the Merger reflect their restricted status.

We are registering the shares of common stock issued in the Merger and the Private Placement. There can be no assurance, however, that the SEC will declare this registration statement effective, thereby enabling the shares of common stock issued in the Merger or the Private Placement to be freely tradable. In addition, Rule 144 under the Securities Act, which permits the resale, subject to various terms and conditions, of limited amounts of restricted securities after they have been held for six months, will not immediately apply to our common stock because we were at one time designated as a “shell company” under SEC regulations. Pursuant to Rule 144(i), securities issued by a current or former shell company that otherwise meet the holding period and other requirements of Rule 144 nevertheless cannot be sold in reliance on Rule 144 until one year after the date on which the issuer filed current “Form 10 information” (as defined in Rule 144(i)) with the SEC reflecting that it ceased being a shell company, and provided that at the time of a proposed sale pursuant to Rule 144, the issuer has satisfied certain reporting requirements under the Exchange Act. We believe this requirement to file Form 10 information has been satisfied by the filing of this report. Because, we are a former shell company, the reporting requirements of Rule 144(i) will apply regardless of holding period, the restrictive legends on certificates for the shares of common stock issued in the Merger and the Private Placement cannot be removed except in connection with an actual sale that is subject to an effective registration statement under, or an applicable exemption from the registration requirements of, the Securities Act.

There is currently no market for our common stock and there can be no assurance that any market will ever develop. You may therefore be unable to re-sell shares of our common stock at times and prices that you believe are appropriate.

Our common stock is not listed on a national securities exchange or any other exchange, or quoted on an over-the-counter market. Therefore, there is no trading market, active or otherwise, for our common stock and our common stock may never be included for trading on any stock exchange, automated quotation system or any over-the-counter market. Accordingly, our common stock is highly illiquid, and you will likely experience difficulty in re-selling such shares at times and prices that you may desire.

Our common stock may not be eligible for listing or quotation on any securities exchange or over-the-counter trading system.

We do not currently meet the initial quantitative listing standards of any national securities exchange or over-the-counter trading system. We cannot assure you that we will be able to meet the initial listing standards of any national securities exchange, or, if we do meet such initial listing standards, that we will be able to maintain any such listing. Further, the national securities exchanges are adopting so-called “seasoning” rules that will require that we meet certain requirements, including prescribed periods of time trading over-the-counter and minimum filings of periodic reports with the SEC, before we are eligible to apply for listing on such national securities exchanges. We have contacted an authorized market maker for an over-the-counter quotation system for sponsorship of our common stock, but we cannot guarantee that such sponsorship will be approved and our common stock listed and quoted for sale. Even if our common stock is quoted for sale on an over-the-counter quotation system, buyers may be insufficient in numbers to allow for a robust market and it may prove impossible to sell your shares. In addition, an investor may find it difficult to obtain accurate quotations as to the market value of our common stock. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital.

The market price and trading volume of our common stock may be volatile and could decline significantly following the Merger.

The quotation systems, including the OTC Markets QB tier, or stock exchanges, including Nasdaq, on which our common stock may be quoted or on which our common stock may be listed in the future have from time to time experienced significant price and volume fluctuations. Even if an active, liquid and orderly trading market develops and is sustained for our common stock, the market price of our common stock may be volatile and could decline significantly. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the market price of our common stock declines significantly, you may be unable to resell your shares at or above the market price of our common stock as of the date of the consummation of the Merger. We cannot assure you that the market price of common stock will not fluctuate widely or decline significantly in the future in response to a number of factors, including, among others, the following:

●	the realization of any of the risk factors presented in this report;

●	actual or anticipated differences in our estimates, or in the estimates of analysts, for our revenues, results of operations, level of indebtedness, liquidity or financial condition;

●	additions and departures of key personnel;

●	failure to comply with the requirements of the OTCQB market, or following our potential up listing on Nasdaq;

●	failure to comply with the Sarbanes-Oxley Act or other laws or regulations;

●	future issuances, sales, resales or repurchases or anticipated issuances, sales, resales or repurchases, of our common stock;

●	publication of research reports about us, or our industry;

●	the performance and market valuations of other similar companies;

●	broad disruptions in the financial markets, including sudden disruptions in the credit markets;

●	speculation in the press or investment community;

●	actual, potential or perceived control, accounting or reporting problems; and

●	changes in accounting principles, policies and guidelines.

In the past, securities class-action litigation has often been instituted against companies following periods of volatility in the market price of their shares. This type of litigation could result in substantial costs and divert our management’s attention and resources, which could have a material adverse effect on us.

The designation of our common stock as “penny stock” would limit the liquidity of our common stock.

Our common stock may be deemed a “penny stock” (as that term is defined under Rule 3a51-1 of the Exchange Act) in any market that may develop in the future. Generally, a “penny stock” is a common stock that is not listed on a securities exchange and trades for less than $5.00 a share. Prices often are not available to buyers and sellers and the market may be very limited. Penny stock in start-up companies is among the riskiest equity investments. Broker-dealers who sell penny stock must provide purchasers with a standardized risk-disclosure document prepared by the SEC. The document provides information about penny stock and the nature and level of risks involved in investing in the penny stock market. A broker must also provide purchasers with bid and offer quotations and information regarding broker and salesperson compensation and make a written determination that the penny stock is a suitable investment for the purchaser and obtain the purchaser’s written agreement to the purchase. Many brokers choose not to participate in penny stock transactions. If our common stock is deemed “penny stock”, because of penny stock rules, there may be less trading activity in any market that develops for our common stock in the future and stockholders are likely to have difficulty selling their shares.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our common stock.

The Financial Industry Regulatory Authority, or FINRA, has adopted rules requiring that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative or low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA has indicated its belief that there is a high probability that speculative or low-priced securities will not be suitable for at least some customers. If these FINRA requirements are applicable to us or our securities, they may make it more difficult for broker-dealers to recommend that at least some of their customers buy our common stock, which may limit the ability of our stockholders to buy and sell our common stock and could have an adverse effect on the market for and price of our common stock.

Because we became a reporting company under the Exchange Act by means other than a traditional underwritten initial public offering, we may not be able to attract the attention of research analysts at major brokerage firms.

Because we did not become a reporting company by conducting an underwritten initial public offering of our common stock, and because we will not be listed on a national securities exchange, security analysts of brokerage firms may not provide coverage of our Company. In addition, investment banks may be less likely to agree to underwrite secondary offerings on our behalf than they might if we became a public reporting company by means of an underwritten initial public offering, because they may be less familiar with our Company as a result of more limited coverage by analysts and the media, and because we became public at an early stage in our development. The failure to receive research coverage or support in the market for our shares will have an adverse effect on our ability to develop a liquid market for our common stock.

Because the Merger was a reverse merger, the registration statement we file with respect to the shares of common stock received by investors in the Merger might be subject to heightened scrutiny by the SEC, and we may not be able to attract the attention of major brokerage firms.

Additional risks may exist as a result of our becoming a public reporting company through a “reverse merger.” Certain SEC rules are more restrictive when applied to reverse merger companies, such as the ability of stockholders to re-sell their shares of common stock pursuant to Rule 144. In addition, securities analysts of major brokerage firms may not provide coverage of our capital stock or business. Because we became a public reporting operating company through a reverse merger, there is no incentive to brokerage firms to recommend the purchase of our common stock. We cannot assure you that brokerage firms will want to provide analyst coverage of our capital stock or business in the future.

Following the consummation of the Merger, we are obligated to develop and maintain proper and effective internal control over financial reporting. If we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired. In addition, the presence of material weaknesses increases the risk of material misstatement of the consolidated financial statements.

The Company is currently a public company and is required, pursuant to Section 404(a) of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of its internal control over financial reporting on its annual report on Form 10-K. Following the Merger, we are subject to the same requirements. Effective internal control over financial reporting is necessary for reliable financial reports and, together with adequate disclosure controls and procedures, such internal controls are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet its reporting obligations. Ineffective internal controls could also cause investors to lose confidence in reported financial information, which could have a negative effect on the trading price of our common stock.

The report by management will need to include disclosure of any material weaknesses identified in internal control over financial reporting. However, for as long as we are an “emerging growth company” under the JOBS Act following the consummation of the Merger, its independent registered public accounting firm will not be required to attest to the effectiveness of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. Management’s assessment of internal controls, when implemented, could detect problems with internal controls, and an independent assessment of the effectiveness of internal controls by our auditors could detect further problems that management’s assessment might not, and could result in the identification of material weaknesses that were not otherwise identified. Undetected material weaknesses in internal controls could lead to financial statement restatements and require us to incur the expense of remediation. We are required to disclose changes made in internal control and procedures on a quarterly basis. To comply with the public company requirements, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff.

We are in the early stages of developing the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete its evaluation, testing, and any required remediation in a timely fashion. During the evaluation and testing process, if we identify material weaknesses in internal control over financial reporting, we will be unable to assert that internal control over financial reporting is effective.

If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of its internal control, including as a result of the material weaknesses described above, we could lose investor confidence in the accuracy and completeness of financial reports, which would cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC. In addition, if we are unable to continue to meet these requirements, we may not be able to remain quoted on any over-the-counter trading system, or following any potential listing, listed on any securities exchange.

We are an emerging growth company and a smaller reporting company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies and smaller reporting companies could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including:

●	not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act;

●	reduced disclosure obligations regarding executive compensation in our periodic reports and annual report on Form 10-K; and

●	exemptions from the requirements of holding non-binding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We could be an emerging growth company for up to five years following the completion of our initial public offering. Our status as an emerging growth company will end as soon as any of the following takes place:

●	the last day of the fiscal year in which we have more than $1.24 billion in annual revenues;

●	the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates;

●	the date on which we have issued, in any three-year period, more than $1.00 billion in non-convertible debt securities; or

●	the last day of the fiscal year ending after the fifth anniversary of the completion of the Merger.

We cannot predict if investors will find our common stock less attractive if we choose to rely on any of the exemptions afforded emerging growth companies. If some investors find our common stock less attractive because we rely on any of these exemptions, there may be a less active trading market for our common stock and the market price of our common stock may be more volatile.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to avail ourselves of this provision of the JOBS Act. As a result, we will not be subject to new or revised accounting standards at the same time as other public companies that are not emerging growth companies. Therefore, our consolidated financial statements may not be comparable to those of companies that comply with new or revised accounting pronouncements as of public company effective dates.

We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a “smaller reporting company” even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenues is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

We may face risks related to securities litigation that could result in significant legal expenses and settlement or damage awards.

We may in the future become subject to claims and litigation alleging violations of the securities laws or other related claims, which could harm our business and require us to incur significant costs. Significant litigation costs could impact our ability to comply with certain financial covenants under our credit agreement. We are generally obliged, to the extent permitted by law, to indemnify our current and former directors and officers who are named as defendants in these types of lawsuits. Regardless of the outcome, litigation may require significant attention from management and could result in significant legal expenses, settlement costs or damage awards that could have a material impact on our financial position, results of operations and cash flows.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Our amended and restated certificate of incorporation and our amended and restated bylaws that became effective upon completion of the Merger contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors who are not nominated by current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions:

●	establish a classified board of directors so that not all members of our board are elected at one time;

●	permit only the board of directors to establish the number of directors and fill vacancies on the board;

●	provide that directors may only be removed “for cause” and only with the approval of two-thirds of our stockholders;

●	require super-majority voting to amend some provisions in our amended and restated certificate of incorporation and amended and restated bylaws;

●	authorize the issuance of “blank check” preferred stock that our board could use to implement a stockholder rights plan;

●	eliminate the ability of our stockholders to call special meetings of stockholders;

●	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

●	prohibit cumulative voting; and

●	establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

In addition, our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for: any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law (the “DGCL”), our amended and restated certificate of incorporation, or our amended and restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine.

Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Our amended and restated certificate of incorporation provides that the federal district courts of the United States of America will, unless we consent in writing to an alternative forum, be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (“Federal Forum Provision”). Our decision to adopt a Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While there can be no assurance that federal courts or state courts will follow the holding of the Delaware Supreme Court or determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court. While neither the exclusive forum provision nor the Federal Forum Provision applies to suits brought to enforce any duty or liability created by the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder also must be brought in federal court. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the regulations promulgated thereunder.

Any person or entity purchasing or otherwise acquiring or holding any interest in any of our securities shall be deemed to have notice of and consented to our exclusive forum provisions, including the Federal Forum Provision. These provisions may limit a stockholder’s ability to bring a claim in a judicial forum of their choosing for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers, and other employees.

In addition, Section 203 of the DGCL may discourage, delay or prevent a change in control of our company. Section 203 imposes certain restrictions on mergers, business combinations and other transactions between us and holders of 15% or more of our common stock.

We do not intend to pay dividends for the foreseeable future and, as a result, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have never declared or paid any cash dividends on our capital stock, and we do not intend to pay any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

If securities or industry analysts do not publish research or publish unfavorable or inaccurate research about our business, our stock price and trading volume could decline.

Our stock price and trading volume following our quotation on the OTC Markets QB tier, if any, or following our potential listing on a securities exchange, if any, will be heavily influenced by the way analysts and investors interpret our financial information and other disclosures. Securities and industry analysts do not currently, and may never, publish research on our business. If few securities or industry analysts commence coverage of us, our stock price could be negatively affected. If securities or industry analysts downgrade our common stock, or publish negative reports about our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our stock price to decline and could decrease the trading volume of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Please refer to Item 15. Recent Sales of Unregistered Securities contained in our registration statement on Form S-1/A filed on November 1, 2023 for the information required by Item 701 of Regulation S-K, which is incorporated herein by reference, as to all equity securities that we issued during the period covered by this report that were not registered under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the fiscal quarter ended September 30, 2023, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 6. EXHIBITS

Exhibit No.	Description
2.1§	Agreement and Plan of Merger and Reorganization among the Company, Serve Acquisition Corp. and Serve Robotics Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on August 4, 2023)
3.1	Certificate of Merger relating to the merger of Serve Acquisition Corp. with and into Serve Robotics Inc., filed with the Secretary of State of the State of Delaware on July 31, 2023 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 4, 2023).
3.2	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on July 31, 2023 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on August 4, 2023).
3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed with the SEC on August 4, 2023).
4.1	Form of Bridge Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on August 4, 2023).
4.2	Form of Bridge Broker Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on August 4, 2023).
4.3	Form of Placement Agent A Warrant (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the SEC on August 4, 2023).
4.4	Form of Placement Agent B Warrant (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the SEC on August 4, 2023).
10.1#	Amendment No. 3 to the Master Framework Agreement, dated as of September 6, 2023 by and between Uber Technologies Inc. and the Company (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 filed with the SEC on September 15, 2023).
10.2	Third Amendment to the Loan and Security Agreement, dated as of July 28, 2023, by and between Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (incorporated by reference to Exhibit 10.19 to the Current Report on Form 8-K filed with the SEC on August 4, 2023).
10.3	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.20 to the Current Report on Form 8-K filed with the SEC on August 4, 2023).
10.4	Form of Pre-Merger Indemnification Agreement (incorporated by reference to Exhibit 10.21 to the Current Report on Form 8-K filed with the SEC on August 4, 2023).
10.5	Subscription Agreement, dated July 31, 2023, by and between the Company and the parties thereto (incorporated by reference to Exhibit 10.22 to the Current Report on Form 8-K filed with the SEC on August 4, 2023).
10.6	Form of Registration Rights Agreement, by and between the Company and the parties thereto (incorporated by reference to Exhibit 10.23 to the Current Report on Form 8-K filed with the SEC on August 4, 2023).
10.7+	2023 Equity Incentive Plan and form of award agreements (incorporated by reference to Exhibit 10.25 to the Current Report on Form 8-K filed with the SEC on August 4, 2023).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K.

+	Indicates a management contract or any compensatory plan, contract or arrangement.

#	Portions of this exhibit (indicated by asterisks) have been omitted in accordance with Item 601(b)(10) of Regulation S-K. The registrant hereby agrees to furnish supplementally copies of any of the omitted portions of this exhibit to the SEC upon its request.

§	Certain exhibits or schedules to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The registrant hereby agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERVE ROBOTICS INC.

Dated: November 14, 2023	By:	/s/ Ali Kashani
Chief Executive Officer
(Principal Executive Officer)