Form 10-K
period 2023-12-31
Serve Robotics Inc. /DE/
filed 2024-02-29
CIK 1832483

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

COMMISSION FILE NUMBER 000-56237

SERVE ROBOTICS INC.

(Exact name of registrant as specified in its charter)

Delaware	85-3844872
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

730 Broadway Redwood City, CA 94063	(818) 860-1352
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None.	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The registrant was not publicly traded as of the last business day of its most recently completed second fiscal quarter (June 30, 2023), and thus information related to the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant cannot be provided.

As of February 23, 2024, the registrant had a total of 24,832,814 shares of its common stock, par value $0.0001 per share, issued and outstanding.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends impacting the financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements.

Forward-looking statements include all statements that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “intend,” “seek,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” “might,” “forecast,” “continue,” or the negative of those terms, and similar expressions and comparable terminology intended to reference future periods. Forward-looking statements include, but are not limited to, statements about:

●	our ability to protect and enforce our intellectual property protection and the scope and duration of such protection;

●	our reliance on third parties, including suppliers, delivery platforms, brand sponsors, software providers and service providers;

●	our ability to operate in public spaces and any errors caused by human supervisors, network connectivity or automation;

●	our robots’ reliance on sophisticated software technology that incorporates third-party components and networks to operate, and our ability to maintain licenses for this software technology;

●	our ability to commercialize our products at a large scale;

●	the competitive industry in which we operate which is subject to rapid technological change;

●	our ability to raise additional capital to develop our technology and scale our operations;

●	developments and projections relating to our competitors and our industry;

●	our ability to adequately control the costs associated with our operations;

●	the impact of current and future laws and regulations, especially those related to personal delivery devices;

●	potential cybersecurity risks to our operational systems, infrastructure, and integrated software by us or third-party vendors;

●	the development of a market for our common stock; and

●	other risks and uncertainties, including those listed under Item 1A. Risk Factors.

Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We cannot guarantee future results, levels of activity, performance or achievements. Accordingly, the forward-looking statements in this Annual Report on Form 10-K should not be regarded as representations that the results or conditions described in such statements will occur or that our objectives and plans will be achieved, and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements.

ii

PART I

Item 1. Business

All references to “Serve” refer to Serve Operating Co. (formerly known as Serve Robotics Inc.), a privately held Delaware corporation and our direct, wholly-owned subsidiary. Unless otherwise stated or the context otherwise indicates, references to the “Company,” “we,” “our,” “us” or similar terms refer to Serve Robotics Inc. (formerly named Patricia Acquisition Corp.) together with its wholly-owned subsidiary, Serve. Serve holds all material assets and conducts all business activities and operations of Serve Robotics Inc.

Formation History

Serve was incorporated in the State of Delaware on January 15, 2021. Serve is a spin-off of Uber Technologies, Inc. (“Uber”), a global ride-hailing and last-mile delivery platform. The Serve initiative was initially formed in 2017 as the X division of Postmates Inc. (“Postmates”), a pioneering food delivery startup in the United States. Uber acquired Postmates in 2020, including the Postmates X division.

At the beginning of 2021, Uber’s leadership agreed to contribute the intellectual property developed by the Postmates X division team, the related assets, as well as a capital investment to Serve in return for a minority equity interest in the business.

Glossary of Terms and Abbreviations

The following is a glossary of technical terms used in this annual report:

AI — Artificial Intelligence

AV — Autonomous Vehicle

GHG — Greenhouse Gases

GPS — Global Positioning System

GPU — Graphical Processing Unit

IMU — Inertial Measurement Unit

LIDAR — A digital sensor for measuring distance to objects which uses the principle of radar, but uses light from a laser

ODD — Operating Design Domain describes the specific operating conditions in which the automated driving system is designed to properly operate, including but not limited to roadway types, speed range, and environmental conditions

Reverse Logistics — A type of supply chain management that moves goods from customers back to the sellers or manufacturers

Company Overview

We are on a mission to deliver a sustainable future by transforming how goods move among people.

Serve has developed an advanced, AI-powered robotics mobility platform, with last-mile delivery in cities as its first application. According to the Bureau of Transportation Statistics in 2017, 45% of car trips are taken for shopping and errands, while FedEx has stated that, as of 2019, over 60% of merchants’ customers live within three miles of a store location. By eliminating unnecessary car traffic, and by reducing the cost of last-mile transportation, Serve aims to reshape cities into sustainable, safe, and people-friendly environments, with thriving local economies.

Serve’s first product is a low-emissions robot that serves people in public spaces, starting with food delivery. In 2017, our core technology development began by our co-founders and a growing product and engineering team. In 2020, the team launched a fleet of sidewalk delivery robots (hereafter simply referred to as “delivery robots”) in Los Angeles performing contactless restaurant deliveries during the COVID-19 pandemic shutdowns. By the end of that year, Serve robots had successfully completed over 10,000 commercial deliveries for Postmates in California, augmenting Postmates’ fleet of human couriers.

After the contribution of assets in 2021, Serve established a commercial partnership with Uber, with deliveries starting in January 2022 at a small scale. In May 2022, Uber announced a pilot program with Serve, and by June, it executed a commercial-scale agreement with Serve to deploy up to 2,000 of its robots across the United States. The above mentioned 10,000 commercial deliveries for Postmates were related to research and development of technology.

Serve’s current fleet consists of over 100 robots, and we plan to expand our fleet by building and deploying hundreds of new robots in coming years after raising additional rounds of financing. Our goal is to deploy all 2,000 Uber robots by the end of 2025, though the exact timing and robot quantity will be determined by future capital availability. We currently do not expect to be able to build and deploy robots in 2024 based on our existing capital. We have platform-level integrations with Uber Eats and 7-Eleven, Inc. in Los Angeles, California, which means Serve robots can provide real-time presence and status updates on those platforms and receive requests to perform deliveries with respect to customer orders placed on those platforms as needed. We have also successfully conducted pilots for Walmart, a major pizza quick service restaurant, and a major coffee shop chain. To date, Uber Eats is the only partner for whom we have completed a material number of deliveries. Our strategic investors include NVIDIA, Uber, 7-Ventures and Delivery Hero’s corporate venture units, alongside other world-class investors.

Because Serve started within a food delivery company, our team comes with a depth of expertise in food delivery. Additionally, the engineering team has extensive experience in AI, automation and robotics. Our leadership team includes veterans from Uber, Postmates, Waymo, Apple Inc., Blue Origin, LLC, GoPro, Inc., GoDaddy Inc., and Anki, Inc. We believe our expertise positions us to service the ever-growing on-demand delivery market, including food delivery.

Based on our proprietary historical delivery data, approximately half of all delivery distances in the United States are less than 2.5 miles and well-suited to delivery by sidewalk robots. We provide a robotic delivery experience that delights customers, improves reliability for merchants and reduces traffic congestion and vehicle emissions. Moreover, at scale we expect our robots will complete deliveries at lower cost than human couriers, making on-demand delivery more affordable and accessible in the areas in which we operate.

Last-mile Delivery Costs

Despite new technological innovations of the past few decades as well as growing adoption of online commerce and home delivery, last-mile delivery has remained costly and inefficient. By our own estimate, issues such as refunds and crediting caused by driver error (e.g., failed deliveries or missing items) and fraud increase average delivery cost by over $1.00 per delivery. In 2022, DoorDash, the largest food delivery platform in the United States, reported 35% revenue growth while net losses increased over 190%.

Besides on-demand delivery, next-day parcel delivery has also struggled with last-mile cost. For example, in May 2023, Amazon announced a program to reduce its delivery costs by offering customers $10 to pick up items from nearby stores.

Tailwinds for Automation

While an ever-growing share of consumers is shopping online and demanding faster deliveries, a number of factors have contributed to keeping last-mile costs high:

●	Labor shortages caused by the aging population and the COVID-19 pandemic have led to wage inflation.

●	On-demand delivery companies in many jurisdictions are battling regulatory pressures to classify gig workers as employees, which would in turn increase labor costs.

●	More recently, cities across the United States have introduced maximum limits on how much delivery platforms can charge restaurants and merchants, highlighting the need to lower underlying delivery costs.

Labor cost inflation and regulatory pressures serve as tailwinds that are expected to accelerate the adoption of automated robotic last-mile delivery. While labor costs typically increase over time, hardware and technology costs typically decrease. We expect the cost of cameras, GPU processors, electric motors, batteries, and advanced sensors such as LIDAR to continue to decrease, while mobile networks will become faster and more reliable with higher bandwidth and geographic coverage, which will lead to a downward trend in the cost of building and operating robots.

Delivery Robots, Aerial Drones and Autonomous Vehicle

Deliveries vary by distance, cargo size, cargo sensitivity and timing requirements, among other factors. Today, most next-day parcels are delivered using trucks, while on-demand food delivery largely takes place in personal vehicles. Overall, a small percentage of short-distance deliveries are performed on bicycles.

As automation is introduced, different automated technologies will be best suited for different deliveries. AVs will be best for longer distance and larger deliveries, though experts currently believe AVs are still many years away from scaled, profitable operation. Delivery robots and aerial drones, however, have been commercially operating in a variety of environments for several years and are expected to scale rapidly over the coming years. Robots are best suited for short-distance deliveries in populated environments and drones are best suited for longer distances and less populated areas. When different automated vehicles emerge at scale, we expect to see a considerable share of deliveries completed using multiple technologies collaboratively.

For example, while aerial drones may provide faster delivery experience across longer distances and less populated areas, they face many challenges when it comes to picking up orders from many restaurants located in densely populated areas: safety concerns to sidewalk pedestrians, noise pollution, and lack of availability of dedicated real estate at every store front, among others. Instead, we expect delivery robots will be able to pick up items on busy streets and urban environments, and deliver them to a drone at a nearby hand-off location. While in motion, a battery-powered delivery robot often generates less noise and carries considerably less kinetic energy than a flying drone. By blending with existing infrastructure without introducing significant noise or safety concerns, delivery robots may enable drones to access items in the most populated spaces that may otherwise be challenging for drones to access in the future.

Similarly, when AVs become commercially viable, they will face challenges accessing merchants on congested streets where parking is limited. Restaurant waiting staff are often too busy to walk to the nearest available parking space to load an AV. We expect delivery robots will facilitate this process and help accelerate the adoption of AVs by allowing them to commercialize within existing urban infrastructures.

In summary, delivery robots, aerial drones and AVs are each efficacious for deliveries with different attributes, and all three will work collaboratively to create the most efficient automated last-mile delivery network.

Delivery Robot Operations

Our sidewalk delivery robots start each day at a central hub located near their operating area. Employees at the hub prepare robots for dispatch every morning by ensuring robots are cleaned, regular maintenance items are performed, and robots pass daily diagnostic tests. While most robots deploy to and return from their operating area automatically and without further vehicular assistance, some robots may be transported to and from operating areas that are further away in a human-driven vehicle.

While in the field, we estimate that Serve robots are able to navigate over 80% of their environment autonomously. They are supervised through mobile connectivity and video streaming by remote human operators who can assist robots when necessary, such as at intersection crossings or when robots are unable to navigate certain conditions (e.g., blocked paths, construction zones, etc.). In less frequent occasions, if a robot requires physical assistance, such as when a robot is too low on battery to return home or if it has been damaged, a nearby employee is dispatched to repair or return the robot. As of January 2024, fewer than 1 out of every 500 of our robotic deliveries require physical assistance.

Throughout the day, each robot receives a series of delivery orders from partnered merchants and delivery platforms. Upon acceptance of any such order, the robot navigates to the pick-up location, waits outside, and notifies merchant staff, often through their existing delivery tablets or point-of-sale devices. Once the merchant staff load the package into the robot, it navigates to its drop-off destination. A similar sequence of events results in customers meeting the robot at the curb, unlocking its cargo using their delivery app or on-screen instructions, and retrieving their package.

At night, robots return to their central hub to be recharged, maintained, upgraded when necessary, and prepared for next morning’s deployment. Also, various robot components are occasionally replaced due to wear and tear (e.g., tires, motors and batteries). Other components such as computers and key sensors like LIDAR have multi-year lifespans and are rarely replaced. Overall, the useful life of a robot is measured in years, as calculated based on the average lifespan of individual components weighted by their cost.

Sidewalk delivery robots have inherent limitations on how much cargo they can carry and how quickly they can move given the constraints of the sidewalk environment. Current Serve robots carry up to 50 lbs and can move at a maximum speed of 7 mph. This imposes limits on addressable deliveries, travel time, and rate of utilization of robots. For example, due to their speed, delivery robots are best suited for short-distance deliveries, though the majority of restaurant deliveries in the United States are under 2.5 miles and thus within the delivery range of sidewalk robots. Additionally, given the expected customer delivery wait time of 30 minutes, food delivery robots operating 12 hours per day could perform a maximum of 20 to 30 deliveries per day, depending on the rate of batched deliveries.

Furthermore, our robots are equipped with a number of security features to prevent their cargo and their associated data and IP from unauthorized access. The robots’ secure cargo compartment can only be unlocked through the delivery app’s interface or using a security code entered on the touch screen. Moreover, using encrypted communication protocols and data storage as well as secure authentication methods, the data and software onboard each robot is protected from unauthorized access. Finally, robots are equipped with redundant real-time location tracking systems as well as alarm and communication features to deter attempts at vandalism and enable quick recovery of assets in the unlikely event of theft.

Impact of Robotic Delivery

As automation decreases the cost of last-mile delivery and leads to increased adoption, we anticipate opportunities for impact over the long term:

●	Reduced GHG Emissions: We believe robots and drones can reduce emissions caused by large vehicles used today for moving small packages.

●	Lower Delivery Costs: While all automated delivery vehicles still require a certain amount of human involvement (e.g., loading & unloading, maintenance, remote supervision), we believe labor is leveraged more efficiently resulting in more deliveries per unit of human effort. Just as automation has done in the past, it is expected that this will reduce delivery costs.

●	Increased On-Demand Adoption: On-demand services are largely luxuries afforded by affluent consumers today. We believe reducing delivery costs could make home delivery services affordable to more people.

●	Easier Reverse Logistics: We believe reducing the cost for last-mile transportation is likely to increase adoption of reverse logistics applications as well (e.g., more convenient package returns).

●	More Local Commerce: We believe that the increased adoption of home delivery will result in more commerce for local businesses.

Moreover, faster and cheaper local deliveries as well as easier and more cost-effective reverse logistics will likely result in new consumer behaviors and increased use of online commerce. For example, a customer ordering a pair of shoes from Amazon may wait several days only to receive an ill-fitting pair that must be returned while they wait more days for the next pair. In contrast, a customer ordering shoes from a local store could have three pairs of varying sizes delivered to their front door by a robot within an hour. They may try them on, pick the best fitting pair, and leave the other pairs in the robot to return.

●	More Local Jobs: We believe increased delivery and local commerce activities resulting from reduction in cost of delivery could lead to more local jobs, ranging from increased staffing of local businesses, logistics operators who enable automated delivery networks to function, and human couriers who perform deliveries that automated services cannot perform.

●	Higher Delivery Quality: Like most automated systems, robots are less prone to error. For example, customers of food delivery platforms often experience missing items, mistaken orders, and lost or missed deliveries altogether. Robots promise to reduce such errors, creating a better experience for customers and merchants alike.

●	Safer Roads: According to a study by the National Highway Traffic Safety Administration (the “NHTSA”) from December 2023, there were 7,388 pedestrians and 966 cyclists killed in motor vehicle crashes in 2021 in the United States. This represents a 13% increase in pedestrian deaths and a 3% increase in bicyclist deaths from 2020. The deaths accounted for 19% of all traffic fatalities in the United States in 2021. In addition to the fatalities, the NHTSA estimated there were also 60,577 pedestrians and 41,615 cyclists injured in motor vehicle crashes in the United States in 2021. These injuries can be serious and life-changing, and they can also have a significant financial impact on the victims and their families. There are many factors that contribute to pedestrian and bicyclist fatalities and injuries, including: speeding, distracted driving, drunk driving, and aggressive driving.

Delivery robots weigh significantly less and move at lower speeds than cars; as a result, on average, a single car carries over a thousand times more kinetic energy than a single robot. We anticipate that replacing cars with delivery robots could result in safer cities for pedestrians and cyclists.

●	Friendlier Cities: Based on a University of Michigan report in 2010, it is estimated that as much as one half of city land area in the United States is dedicated to streets, parking lots, driveways, and other car-related uses. With mass adoption of automated last-mile delivery vehicles, such as robots and drones, more spaces in cities can be reclaimed from vehicles and used to create social and green spaces.

Serve Technology

Our robotic technology has been developed based on the following key principles:

1.	Humans and Machines: We believe that the most effective way to quickly unleash the benefits of AI and autonomy in our lives is by designing solutions that leverage both human and machine intelligence in ways that collaborate and complement each other. Creating fully autonomous machines that are safe and reliable without any human intervention requires substantially more time and capital investment than creating machines that are mostly automated but can rely on occasional human support, especially when it comes to high consequence safety-critical decisions.

2.	Labor-Optimized: We believe the cost of advanced sensors and hardware will continue to decrease over the coming years, and optimizing against such costs can be premature and an investment with diminishing long-term returns. Instead, we have continued to innovate by designing highly capable hardware and software solutions for robotic last-mile delivery that optimize against the largest cost of delivery: labor.

3.	Robots Among People: We believe that building world-class hardware, software, AI and autonomy for robots to share spaces with people is how we are positioned to build market value and create a lasting legacy.

4.	Robotic Platform: Our mission is to build a superior robotic platform that can accelerate the adoption of robotic solutions beyond last-mile delivery.

The following are key highlights of our approach to technology development:

Artificial Intelligence — AI empowers Serve robots to navigate city sidewalks and interact with their environment safely and efficiently. We use the latest AI methodologies to design, train and deploy a host of models on Serve robots. Currently, our AI models are used to perform a variety of tasks, including identification of sidewalk surfaces, intersections, traffic signals, obstacles, pedestrians and vehicles, and projecting the trajectory of other dynamic agents.

For the last six years of development, we have continued to create AI models with new capabilities, while improving the performance of existing models. We expect to continue developing increasingly more capable AI models to improve robots’ performance and differentiate Serve from alternative products and solutions. As the broader field of Artificial Intelligence advances, we expect to benefit from such advances by increasing efficiency and effectiveness of our robots.

Level 4 Autonomy — In January 2022, we announced the deployment of a new generation of delivery robots capable of operating at Level 4 autonomy.

Level 4 autonomous robots can drive without humans in the loop for periods of time while they are operating in their intended operating environments (also known as “ODDs”). Specifically, Serve robots are capable of driving autonomously on certain sidewalks without a remote human supervisor having to oversee their movement. This capability makes it possible to operate our robots at lower cost than remotely operated robots used by our competitors, because it enables a single remote operator to simultaneously perform multiple deliveries.

Currently, we estimate that Serve robots can autonomously navigate over 80% of their operating environment with the help of a number of different AI models that detect people, objects and terrains, and predict future state of dynamic actors. Serve robots’ autonomous capabilities enable one remote supervisor to safely monitor up to four moving robots.

Through frequent software updates, Serve’s AI models are continuously improved. We believe that over the coming years, we can steadily increase our robots’ autonomous capabilities using new and improved AI models and more training data including new edge cases encountered every day by our operating fleet.

Safety — Achieving Level 4 autonomy required Serve robots to maintain safety even when operating without supervision. As such, we have designed robust onboard safety systems that rely heavily on Serve’s advanced sensors and AI capabilities. This significantly reduces the possibility of collisions even when the robots are being supervised.

In fact, we believe robots that rely heavily on humans for safety are not sufficiently safe, because without automated onboard safety features, humans are prone to error. Also, data networks used for remote supervision frequently fail, slow down or get interrupted. Therefore, over-reliance on error-prone humans and failure-prone data networks makes human-in-the-loop safety inadequate.

In contrast, current Serve robots are equipped with an extensive array of onboard technologies that ensure safe and reliable operation without over-reliance on humans. Serve robots utilize multiple layers of redundant systems for critical navigation functions, including multiple sensor modalities—active sensors such as LIDAR and ultrasonics, as well as passive sensors such as cameras—to navigate safely on busy city sidewalks. Our robots have a wide range of capabilities, such as:

●	Automatic emergency braking: If a remote supervisor mistakenly puts a robot at risk of collision, the robot will automatically override the remote supervisor and come to a stop.

●	Vehicle collision avoidance: While Serve robots and their remote supervisors are trained to ensure legal and safe crossing of intersections and driveways, drivers of vehicles can still cause vehicle-to-robot collisions. Similar driver errors cause thousands of fatalities and injuries to pedestrians and cyclists every year. As such, Serve robots are equipped with AI features that assess the risk of collision with nearby vehicles and minimize such risks by taking necessary actions such as stopping prior to a collision.

●	Fail-safe mechanical braking: We believe another unique and innovative capability of Serve robots is their fail-safe emergency braking. No matter how reliable and well tested, batteries, electronics and computer systems occasionally fail. During any such failures, Serve robots automatically come to a full stop through a mechanically designed fail safe braking system. Some robots used by competitors solely rely on electronic braking, which can become ineffective during power or computer failures.

Robot Design — As a division of Postmates during Serve’s inception, we had access to millions of historical delivery records. This enabled us to design robots from the ground up based on proprietary insights about last-mile delivery.

Current Serve robots consist of a number of key systems:

●	Drivetrain: Serve’s innovative four-wheel drive system is custom-made for navigating city sidewalks. It includes Ackerman steering similar to road vehicles, emergency fail-safe braking, and a bogie suspension mechanism. Our unique design is a result of years of iteration and field testing.

Rather than a fixed wheelbase, our robots use a bogie that connects the pair of wheels on each side of the robot together via a differential. Relative to the main chassis, each pair of wheels can rotate in opposite directions to maintain full traction on all four wheels regardless of road surface irregularities. As a result, Serve robots can reliably navigate challenging city sidewalks that include tree wells, fallen branches, tree roots and other unexpected obstacles.

Our bogie design was inspired by the suspension arrangement first developed by NASA in 1988 for the Mars rover Sojourner. Since then, NASA has used similar designs in Mars rovers Spirit, Opportunity, Curiosity, and, most recently Perseverance.

●	Power System: Serve’s custom designed power distribution system and redundant batteries enable it to operate reliably from morning to night without requiring charging or battery swaps. Robots charge within a few hours upon returning to their home station at night.

●	Connectivity: Serve robots include redundant LTE modems and antennas that ensure they can consistently connect to cloud services used to dispatch and route their movements, as well as be monitored by remote supervisors.

●	Sensing & Compute: Serve robots are equipped with an array of cameras, ultrasonic sensors, a pair of stereo cameras, an infrared-based depth sensor, GPS sensors, IMUs, and a 360-degrees LIDAR sensor. Additionally, the robots use multiple CPU and GPU chips to process sensor information, run AI models, perform actions, interact with pedestrians, and connect to the internet.

●	Secured Cargo: Serve’s cargo bin is designed for maximum capacity, ease of use, customizability, and operational efficiency. The bin fits two large shopping bags or four large pizzas. During operation the bin remains locked and is only accessible to designated restaurant staff and delivery customers, who can use their delivery app or the PIN pad on the robot’s touchscreen to unlock the cargo. Once the user completes loading or unloading, the cargo lid shuts down and locks automatically, without requiring additional human assistance. Lastly, the cargo space is designed to remain sufficiently clean and operational even if there is liquid spillage. Upon returning to the base, the interior of the bin can be removed for cleaning and sanitization.

●	Display and Lights: In order to create a user-friendly experience for merchants and customers that requires no training or onboarding, as well as to create a friendly and positive experience for pedestrians and other sidewalk users, Serve’s design includes a touchscreen display for indicating robot status and providing instructions. The design also includes a number of functional lights, including a light ring around the bin, brake lights, front headlights, and a pair of circular eyes for expressing intentions and anthropomorphizing the robots.

Stage of Development — Though still early in their development maturity cycle, Serve robots are the result of over six years of engineering and development. Every day, we continue to work on improving our robots’ capabilities, including making them faster, safer, smarter and more affordable.

The following table provides a list of Serve robots’ current specifications:

Speed	7 mph (max)
Range	23 miles, 10 hours
Weather	Light Rain, 32-104°F
Autonomy	>80% Autonomy Capability
Cargo	13 GAL (2 Lg Shopping Bags, 4 Lg Pizzas)

Serve robots are designed to operate in common environmental conditions in each operating market. Currently we limit Serve’s operation to warm and dry climates, and do not operate robots under rare or extreme conditions such as strong storms or unusually high or low temperatures.

With additional financing required for further development, we expect each new generation of robots to continually expand their operating envelope (e.g., introducing the ability to manage ice and snow), which in turn expands our market reach. Our roadmap includes a new generation of robots launched in 2024 (assuming availability of sufficient capital) that includes faster drivetrain, increased battery life, increased range of temperature and rain tolerance, and more. The efforts towards the new robot generation began earlier this year and will require continued financing to complete.

Development Process — Our development efforts began in 2017 with extensive market research. Using proprietary historical Postmates delivery data, we ran thousands of simulation scenarios to define desirable robot specifications, best deployment and operation models, as well as go-to market strategies to achieve the most efficient, low-cost and scalable last-mile robotic delivery. The resulting specifications led to the development of prototype robots that were quickly deployed in San Francisco and Los Angeles to learn from real-life operations while serving customers and merchants.

Today, every subsequent robot generation and incremental software improvement starts with prototyping, followed by iterative rounds of testing and developments. Prior to deployment, we perform extensive quality assurance testing using an expanding array of predefined validation tests, online simulations, and in-house testing facilities. The validation tests include safety verifications to ensure any new software or hardware is capable of matching or exceeding pre-defined safety standards. When safety verifications fail, additional cycles of development and testing are required.

Once robots pass pre-deployment testing, a small-scale deployment test is initiated with a representative set of robots. Upon collecting sufficient amounts of performance metrics, the final go/no-go decision is made on whether any new software or hardware will be deployed across the entire fleet.

The design and development process is also informed by regulatory requirements in certain geographies, such as a number of states and municipalities, that have implemented permitting frameworks for robotic delivery. The requirements include limits to robot weight, speed, operating conditions, availability of lights and identifying labels, etc. Lastly, there are also hardware design requirements around electromagnetic radiations and battery safety that are considered during the design and development process.

For each new generation of hardware that introduces changes to relevant components, we build an initial set of evaluation units and use them to obtain necessary certifications. Currently, the only applicable certification requirement for the operation of sidewalk robots in the United States is UN 38.3. We have identified additional certifications that may become necessary for the operation of sidewalk robots in the United States in the future and have accounted for these certifications in the design and test of our devices.

Manufacturing — Our robots are designed by Serve’s high caliber team of mechanical, electrical, and system engineers to not only meet product requirements but also supply availability of components and manufacturing and assembly for scalability.

Most components are widely available in supply and/or fabricated from raw materials using common manufacturing processes including machining, molding, stamping, and additive manufacturing from multiple sources. However, certain highly complex components are obtained from single or limited sources that we may have to compete for with other participants in the robotics, consumer electronics, and automotive markets. Therefore, these components can be at times subject to industry-wide shortages, resulting in long lead times and significant pricing fluctuations. Under these circumstances and to maintain production schedules, it may be necessary to temporarily source alternate higher-priced compatible components. Key suppliers of single and limited source components include NVIDIA and Ouster, Inc., in addition to vendors providing cameras, ultrasonic sensors, electronic motors, and modems. To mitigate such supply risks, we routinely search for more available alternatives and/or enter into strategic partnerships and agreements to secure pricing and supply of components.

Finally, manufacturing and assembly of robots take place by a third-party contract manufacturer after component supply has been secured. We have proven, first-hand experience designing and assembling multiple generations of Serve robots and we believe our designs are highly manufacturable for contract manufacturers to outsource. Therefore, we are not dependent on any particular outsourcing partner and we are, instead, able to vet top tier contract manufacturers for their DFM (Design for Manufacturing) capabilities and leverage their existing scale to assemble robots in the most cost-effective and timely manner. This typically starts with SMT (Surface Mount Technology) pick and place machines to assemble PCBAs (Printed Circuit Board Assemblies) in batches followed by FATP (Final Assembly Test & Pack) on all the remaining components by subassemblies into fully completed robots before being shipped out and deployed into our markets.

The most recent batch of Serve robots was assembled by a tier 1 contract manufacturer in California within a few months and came in at our highest yield and throughput, all at a manufacturing cost that makes up a small fraction of our total robot cost. This speaks to our ability to design and execute with all our component suppliers and contract manufacturers and we expect to improve even further as we scale with higher volumes.

We plan to use contract manufacturing partners to build future robots. Our goal is to secure adequate funding and resources to begin scaling our fleet starting with a fleet of 2,000 robots deployed for Uber before the end of 2025. We currently do not expect to be able to build and deploy robots in 2024 based on our existing capital.

We are party to a Lease Agreement with Farnam Street Financial, Inc. (“Farnam”) dated as of June 6, 2022 (the “Farnam Lease”), pursuant to which we lease the hardware of our robots. The Farnam Lease had an initial term of 24 months, which was modified in December 2023 to provide for a term of 15 months beginning on January 1, 2024. Pursuant to the Farnam Lease we have a purchase option allowing us to purchase the equipment subject to the Farnam Lease on the last day of the extended lease term, (i) in whole for 45% of the original equipment cost, plus applicable taxes, subject to certain conditions or (ii) in part for 20% of the original equipment cost, plus applicable taxes, subject to a renewal of the Farnam Lease for an additional 12 months. The Farnam Lease also includes a right of first refusal requiring us to notify Farnam of any bona fide offer from a third party to lease robots to us (a “Third-Party Offer”) which we intend to accept. Prior to accepting such an offer, we must make an offer to Farnam on the same terms and conditions as the Third-Party Offer. This right of first refusal expires concurrently with the Farnam Lease.

Robots That Win Hearts and Minds

New technologies often face initial resistance and skepticism before becoming widely accepted. We believe delivery robots are no exception. As such, we have invested significant time and effort in creating robots that would be welcomed by society. Our years of commercial operations to date suggest we are on track to accomplish our mission.

In order to make robots acceptable by the public, we set out our design efforts with a number of key objectives:

●	Be familiar: Our robot design is inspired by familiar sidewalk objects such as baby strollers and shopping carts. Unfamiliar form factors can elicit strong resistance, whereas familiar-looking robots with blinking eyes and personalized names seem to already belong.

●	Be fresh: First impressions are lasting impressions. Thanks to decades of negative and dystopian portrayal of robots in science fiction, introducing robots to the public requires a strong first impression that would encourage a readjustment in existing preconceptions. One way to achieve this is by creating a robot design that is pleasantly surprising and unexpected, so that it would bring into question whatever fearful or dystopian views one might hold prior to meeting a Serve robot in person.

●	Be deferential: We believe robots are here to serve people, and therefore during everyday interactions on city sidewalks, robots must make every effort to stay respectful and compliant of people they share space with. For example, when their motion trajectory conflicts with a person, robots should always yield and prioritize people.

●	Be considerate: Sidewalks are a shared space where people from every walk of life, language, and physical ability come together. Robots must be designed with all users of public spaces in mind. For example, while waiting to cross an intersection, our robots are trained to avoid blocking curb ramps needed by wheelchairs.

●	Serve’s talented design team has applied the above principles as they studied human-robot interactions on sidewalks, and they have created a robot design that stands in a class of its own.

Business Strategy

After six years of research and development investment in AI, autonomy, safety, and efficiency of our robots, we are in a leading position to partner with the world’s largest food delivery platforms, restaurants, retailers, and convenience brands to augment their last-mile human delivery capabilities. Our business strategy relies on providing partners with a complete end-to-end delivery solution and charging a fee per delivery—or per hour depending on the type of partnership.

Additionally, robots can perform other value-add tasks while in operation and capture additional revenues. For example, in 2023 while roughly 71% of our revenue was generated by delivery fees on the Uber Eats platform, the other 29% was generated through branding and other revenue. Brands have used out-of-home (“OOH”) branding on transit vehicles since the age of streetcars in the 1800s. Similar to billboards and buses today, brands are placing ads on Serve robots’ exteriors.

We anticipate additional revenue opportunities from delivery robots in the future. For example, the ability to license our technology to partners who wish to create their own robots for other applications, including our anticipated agreement with Magna. Additionally, robots can provide a new, more granular and timely data source to mapping providers. They can also enable cities to identify infrastructure problems. As robots become more common, we expect to identify new ways for robots to create value while operating.

New revenues from robot branding and other services supplement delivery revenues, and as a result position delivery robots with better economics compared with existing delivery solutions.

Partnerships

We operate a fleet of robots that perform deliveries for delivery platforms or partnered merchants as either a part of a shared fleet or dedicated, exclusive fleet. For our robots to perform deliveries, they would need to have some level of integration with our partners’ platforms in order to receive an order, determine its suitability for robotic delivery, accept or reject that order, and provide status updates and notifications to the merchants and recipients throughout the course of the delivery.

All of our currently active commercial robotic delivery engagements are based on the shared fleet model, whereby a partner sends us their request for robotic delivery and only pays us for those requests we choose to accept and complete. In the current shared fleet model, we have legal custody of the robots and maintain and operate them at all times, receiving payment for performing deliveries and placement of advertising on our robots while incurring all costs and risks relating to the robots and their operation. We may explore other partnership paradigms in the future, such as providing an exclusive fleet to a partner who would maintain and house the robots and pay us a monthly fee for operations and rental of the robots.

In 2021, we signed a commercial agreement with Uber. Pilot deliveries began in early 2022, which successfully led to the execution of an additional agreement in June 2022 to enable the commercial expansion of our service with up to 2,000 robots across multiple markets. Currently, this is our only large-scale commercial contract.

Uber launched its first-of-a-kind autonomy application programming interface in August 2022, with Serve as one of its first integrated partners. Since last year, we have completed thousands of deliveries for Uber Eats customers in Los Angeles and continue to expand our operations. Uber is also a strategic investor in Serve and has participated in multiple financing rounds, and as a result it owns a minority stake in our company.

In addition to Uber and 7-Eleven, Serve has performed pilots for Walmart at its headquarters in Bentonville, Arkansas, for a major pizza quick service restaurant in Vancouver, Canada, and for a major coffee shop chain in Los Angeles, California. All three pilots were successful in achieving their respective targeted performance criteria and the next phase of our engagement with those parties are subject to further negotiations.

Serve is also in discussions with Delivery Hero, also a strategic investor, to identify suitable markets outside North America to launch their first deployment.

Lastly, Serve is at various stages of discussions with a number of other restaurant brands, restaurant integrator platforms, delivery platforms, and logistics companies.

Traction

With a fleet of over 100 robots as of December 31, 2023, we provide robotic delivery to more than 300 restaurants on the Uber Eats platform in a number of neighborhoods in Los Angeles. To date, we have completed tens of thousands of deliveries to Uber Eats customers and our delivery volume has grown over 25% month-over-month since early 2022.

Serve robots’ delivery reliability is most notable. Our proprietary historical delivery data suggest that on average, human couriers fail to complete five or more orders per every 1,000 deliveries (i.e., 99.5% reliability). In contrast, in the most recent month, Serve robots have achieved a delivery reliability as high as 99.94%. Improved delivery quality enhances both customers’ and restaurants’ experiences, and reduces the added cost of refunds caused by courier error.

By rapidly growing our delivery volume and proving that our robots are more reliable than human couriers, we have successfully concluded the pilot phase of our partnership with Uber and signed an agreement to deploy up to 2,000 robots across the United States. Our goal is to deploy those robots in 2025, conditioned on securing required capital. We currently do not expect to be able to build and deploy robots in 2024 based on our existing capital.

Growth Strategy

We plan to continue growing our delivery operations and establish Serve as the de facto global leader in automated last-mile delivery. Our growth will be facilitated by continued investment in our hardware, software and AI developments that increase the performance and efficiency of our fleet.

Over the next 24 months, we plan to grow our operation fleet by 10 times and operate in at least two markets. To do this, we must first secure additional capital. Our existing partnerships enable us to access sufficient demand for our projected growth over that period and beyond.

Additionally, we plan to continue partnership discussions with a number of food and grocery brands, as well as other delivery and restaurant ordering platforms.

Currently, we do not have plans to expand operations beyond the United States and Canada, but we do engage in partnership discussions from time to time to evaluate the potential to expand into different geographies.

Strategic Investments and Relationships

In addition to revenue partnerships, we have developed strategic relations and collaborate with market leaders in robotics and delivery. Such collaborations have allowed us to improve our product, accelerate our growth, explore new market opportunities, and access additional capital.

NVIDIA — A leading provider of high-performance GPU computing chips, NVIDIA is an early technology collaborator of Serve. We have worked with NVIDIA’s robotics and engineering teams for over five years. Since 2022, NVIDIA has invested over $12 million in Serve.

Delivery Hero SE — A German multinational online food ordering platform with significant presence in Europe and Asia, Delivery Hero is also an early investor of Serve.

Uber Technologies, Inc. — As discussed earlier, Uber holds a minority stake in Serve by contributing Serve’s initial IP and assets developed at Postmates X, as well as by participating in multiple financing rounds. Uber is a key commercial partner and has enabled us to reach hundreds of restaurants and thousands of customers within weeks of launching on their platform.

7-Eleven Inc. and 7-Ventures, LLC — Global convenience retailer with over 13,000 locations in the US and Canada, 7-Eleven is another early strategic investor in Serve. Our partnership discussions began in 2020 when Serve was a part of Postmates. 7-Eleven is our first foray into the convenience market, as well as our first direct integration with a retail chain. 7-Ventures, LLC, is an investment firm which operates as the venture capital arm of 7-Eleven®. The firm invests primarily in companies with emerging retail technology, consumer-focused services, and disruptive CPG products that complement 7-Eleven’s legacy of innovation.

In addition to the existing partnerships, we are in discussions with other potential strategic partners that would enable us to grow faster and reach more customers.

Economics of Robotic Delivery

The unit cost of robotic delivery can be divided into two major components: labor costs related to fleet management personnel (remote supervision, field operations, and hardware operations) and costs related to the robots (licensed software, mobile data fees, and robot lease payments). In our shared fleet model, both labor and robot costs are incurred by us.

The two most important drivers of delivery cost efficiency are autonomy and robot utilization. Increased autonomy reduces the cost of labor by increasing the number of deliveries per remote supervisor and field operator. Similarly, increasing robot utilization (i.e., number of deliveries per robot per day) leads to lower per delivery cost as fixed costs would be divided over more deliveries, and labor would be more efficiently leveraged.

Additional cost drivers include hardware amortization period, upfront capital costs, and hourly wages for field and remote operations.

It is worth noting the importance of the amortization period in hardware design choices. Designing a more durable robot, as well as using reusable components, will help reduce the cost of delivery. For example, LIDAR sensors and GPU computers have a higher initial cost of capital, and as such some have decided against using them; however, they are long-lasting components that can be amortized over a number of years, and most importantly, they increase autonomy performance and reduce the more significant labor costs.

Besides increasing autonomy performance and robot utilization, achieving operational profitability requires scaling the fleet. Scaled operations allow labor to be more efficiently utilized, while building robots at a higher volume also reduces the unit cost of hardware.

Competition

There are existing direct competitors in the sidewalk robotic space including Kiwibot, Starship Technologies, Coco, and Cartken. Kiwibot and Starship primarily focus on college campuses. College campus environments are smaller markets compared to our target market of urban environments. According to the Education Data Initiative, nearly 18 million students were enrolled in American colleges in 2022, compared to over 274 million people who live in urban environments according to University of Michigan’s Center for Sustainable Systems.

Similar to Serve, Coco focuses on urban delivery but does not have a direct marketplace integration with a major third-party delivery platform, significantly constraining its ability to scale. Integrating with an existing delivery marketplace such as Uber Eats allows Serve to reach customers and merchants in new markets quickly and cost-efficiently without the need to sign every merchant and acquire every customer. Direct marketplace integration also increases robot utilization, and as a result, reduces cost per delivery by increasing the pool of deliveries available to robots and ensuring they are more likely to receive delivery assignments well suited for robots. Direct marketplace integration also benefits marketplaces by reducing their cost per delivery.

Finally, Coco lacks advanced autonomy and requires a human remote operator to drive each robot at all times, diminishing cost-effectiveness, scalability, and safety. Cartken is a newer entrant to the space with limited operations.

Positioned for Success

We believe that our world-class team, superior technology, and market-leading partnerships position us well to be a leader in the robotic delivery race.

Our approach to product development and go-to-market strategy has been informed by the proprietary historical delivery data we had the privilege to access inside Postmates. We developed sophisticated simulation tools to anticipate the dynamics of robotic delivery, and design our hardware, software and operations accordingly.

As a result of our access to proprietary data, we have created the following:

●	Unique Robot: We have designed a one-of-a-kind robot, purpose-built for last-mile urban delivery, with a uniquely suitable drivetrain, battery life, cargo design, and more.

●	Best-in-Class Autonomy: Having understood the importance of autonomy for profitable unit economics from early simulations, we invested considerably in suitable sensors, computing stack, and AI models to achieve Level 4 autonomous capability.

●	Fastest, Most Scalable Go-to-Market: We have led competition in our go-to-market approach in urban environments, with the largest number of restaurant partners and highest density of partners per geographic region.

●	Highest Robot Utilization: We have achieved higher robot utilization than other robotic delivery providers, as a result of our robot design, partnership strategy and integrations.

●	Efficient Unit Economics: Leading in autonomy and robot utilization results in cheaper delivery economics.

●	Safest: Our robots are equipped with the most sophisticated sensors, more redundancy in sensing than competition, and more robust safety features such as mechanical fail-safe braking.

In addition to having the best-in-class technology, strongest strategic partnerships, and significant deployment contracts, we have also assembled a high integrity, talented team, with a wealth of experience and a history of execution in creating innovative products and businesses.

Our Values

Serve is a mission-driven company based on a set of values that drive who we are and what we do:

Empower People — We serve our neighborhoods and support local businesses. We go beyond self-interest, taking our community into account. We empower each other with trust and autonomy to solve big problems to build a sustainable future.

Passionate, Authentic and Kind — We are mission driven. We value each other. We celebrate milestones and moments, both at Serve and in our personal lives.

Trustworthy — We operate with integrity. We do what we say we will do. We are honest, transparent, and respectful.

Safety Is Not Negotiable — We set the standard for safety. Our goal is to eliminate risks to safety. Our commitment goes beyond the sidewalk—we protect our customers’ data, our employees, and the public.

Take Ownership, Give Credit — It’s not mine, it’s not yours, it’s ours. We solve big audacious problems working together as a distributed, cross-functional team. We take pride in the quality of our work and no task is beneath us.

Put the Marshmallow on Top — We are humbled by unknowns, not defeated. We see opportunity in ambiguity. We don’t need turn-by-turn directions, but plan our own routes and even scout for others. We embrace experimentation in the face of uncertainty.

Find Truth on the Sidewalk — We experiment rapidly and discover eagerly in the real world. We move fast, gather data, and learn by delivering.

Deliver Delight — Both to our customers or to each other! We exceed customer expectations. We bring joy to our work and to our neighborhoods.

Environmental Impact

Based on our internal data, we estimate that over 95% of deliveries completed by Serve robots over the last year would otherwise be performed by personal vehicles. At scale, we estimate that delivery robots can reduce global GHG emissions by nearly 762 megatons annually by replacing deliveries by personal vehicles, which represents approximately 2% reduction in the 37.15 billion metric tons of global emissions (Global Carbon Project).

According to the International Energy Agency, 3.53 billion metric tons of CO2 were emitted by passenger vehicles in 2022. Assuming the 2017 estimate by the Bureau of Transportation Statistics that 45% of car trips were taken for shopping and errands, and our proprietary delivery data indicating half of all shopping trips can be completed by delivery robots, this suggests that the scaled use of robotic delivery could reduce global passenger car emissions of such trips from approximately 794 megatons to less than 32 megatons per year, which is a reduction of over 96% as estimated by a study published in Transportation Research Part D: Transport and Environment (Volume 85, August 2020, 102443).

Government Regulations

In the United States, by default delivery robots are allowed to operate on sidewalks. Over twenty states and a number of cities have put in place legal frameworks to explicitly permit the use of delivery robots. The instances of cities welcoming delivery robots far exceed the few examples in which their operations were banned. This positive regulatory momentum for delivery robots may be due to a number of factors:

●	Robots Inherently Safer: Cars carry over 1,000 times more kinetic energy than robots. As a result of having much lower kinetic energy, robots do not pose the same risk for injury or fatality that cars do. Meanwhile, cars injure and kill thousands of pedestrians and cyclists each year. Removing unnecessary car trips can make cities safer for pedestrians and cyclists.

●	Robots Reduce Emissions: Many cities have established targets for reducing carbon emissions, and robots can help advance their environmental initiatives.

●	Robots Reduce Congestion: Deliveries often originate in high traffic regions where restaurants and shops tend to be located. As a result, removing delivery car traffic can reduce congestion and parking issues in cities.

●	Robots Reduce Delivery Cost for Local Merchants: Recently, a number of cities have implemented restrictions on how much delivery platforms can charge restaurants for their services. Robots can offer a cheaper alternative to help local restaurants and merchants reduce their delivery costs.

We are currently operational in West Hollywood, CA and Los Angeles, CA and hold requisite permits with both cities. Other states and municipalities across the United States may have legal requirements for personal delivery device (“PDD”) deployment, but they are not applicable to our operations at this time.

West Hollywood’s PDD permitting program is administered via a Call for Application and subsequent procurement process. Serve Robotics submitted an application and received an operating permit as of September 2022. The permit limits operation to twenty (20) or fewer robots and requires monthly submission of a report outlining incidents, geographic data, and areas for infrastructure improvement within the city.

Under Municipal Code Section 71.30, the Los Angeles Department of Transportation is empowered to enact a PDD pilot program. These rules include size and weight requirements, speed limits, 3-1-1 integration, braille identifying markers on the devices, integration with the Mobility Data Specification for location reporting, and regular communication of incidents that may take place.

California currently has no statewide requirements governing the operation of PDDs. Under California Health and Safety Code Sections 113982 and 113930.5, restaurants that deliver meals by means of third-party delivery services are required to use tamper evident packaging. Additionally, the Los Angeles County Department of Public Health provides guidance on food delivery and pickup by third-party delivery service drivers. However, there are currently no requirements specifically addressing automated and robotic delivery vehicles such as PDDs.

As we expand our operations, we will continue to engage with local municipalities and regulators, to collaboratively introduce our innovative technology to new communities.

Currently, hardware certification requirements for sidewalk robots in the United States include the UN 38.3, which Serve robots are in compliance with. We have identified additional certifications that may become necessary for the operation of sidewalk robots in the United States in the future and have accounted for these certifications in the design and test of our devices.

Intellectual Property

Our success and ability to compete are significantly dependent on our core technology and intellectual property. We have applied for 18 patents in various jurisdictions: China (1 patent), the United States (11 patents), Canada (6 patents), and through the Patent Cooperation Treaty.

We have thus far been granted nine of the 18 patents for which we have applied—4 in the United States, 4 in Canada and 1 in China. Our granted patents will expire between May 2029 and June 2039, assuming that all maintenance fees are paid, no portion of the patent has been terminally disclaimed and the patent has not been invalidated. In certain jurisdictions, and in certain circumstances, patent terms can be extended or shortened.

We seek to protect our intellectual property and proprietary rights, including our proprietary technology and software, by relying on a combination of federal, state, and common law rights in the United States and other countries, as well as on contractual measures. However, these laws, agreements, and procedures provide only limited protection. Legal protections afford only limited protection for our technology. Although we currently primarily operate within the United States, the laws of some foreign countries do not protect our proprietary rights to as great an extent as domestic laws, and many foreign countries do not enforce these laws as diligently as government agencies and private parties in the United States.

We encourage our employees to continue to invent and develop new technologies so as to maintain our competitiveness in the marketplace. We generally enter into confidentiality and non-disclosure agreements with our employees, consultants, vendors and customers, and generally limit access to and distribution of our proprietary information. We also enter into invention assignment agreements with our employees and consultants, which give us the rights to their inventions during the term of the agreements.

Despite our best efforts, our means of protecting our proprietary rights may be inadequate. It is possible that our current patents, or patents we later acquire, may be successfully challenged or invalidated in whole or in part. It is also possible that we may not obtain issued patents for our pending patent applications or other inventions we seek to protect. In that regard, we sometimes permit certain intellectual property to lapse or go abandoned under appropriate circumstances and due to uncertainties inherent in prosecuting patent applications, sometimes patent applications are rejected and we subsequently abandon them. It is also possible that any patent issued to us may not provide us with any competitive advantages, or that the patents of others will harm or altogether preclude our ability to do business. Moreover, unauthorized parties and our competitors may either attempt to copy aspects of our products or obtain and use information that we regard as proprietary, or independently develop technology that is similar to ours thereby rendering our protected products less valuable, if the design is favorably received in the marketplace.

Employees and Human Capital Resources

Our employees are our greatest assets. We value and support hiring exceptional talent to develop our core technology and drive our business growth. We strive to meet these objectives by offering competitive pay and benefits in a diverse, inclusive, and safe workplace. In addition, we provide opportunities for our employees to grow and develop their careers.

As of February 23, 2024, we have 57 employees in the United States and 10 employees in Canada through our wholly-owned Canadian subsidiary. By primary job function, about 70% of our employees have engineering or product roles, 25% are in operations and 5% have business development or other administrative roles. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Competitive Pay and Benefits

We provide compensation and benefits packages that we believe are competitive within our industry. We use a combination of cash and equity compensation and other benefits to attract, motivate and retain our employees, including stock option awards, retirement programs, flexible or paid time off based on department, and health and wellness benefits. In addition, we benchmark our compensation and benefits packages periodically to remain competitive with our peers and attract and retain talent throughout our organization.

Employee Recruitment, Retention, and Development

We believe our corporate culture, competitive compensation and benefits programs, and career growth and development opportunities promote longer employee tenure and reduce turnover. We have enjoyed high employee retention since becoming an independent company in 2021 and monitor employee turnover rates as our success depends upon retaining and investing in our highly skilled technical staff.

Diversity, Equity, and Inclusion

We value the uniqueness that an inclusive and diverse team brings to our company. Therefore, we are focused on creating an environment that leverages the perspectives and contributions of each employee.

Safety, Health, and Wellness

We prioritize safe working conditions. We are committed to an injury-free workplace and provide comprehensive workplace training and support to reduce or eliminate health and safety risks.

Available Information

We are a public company, and our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports are filed with the SEC. We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements, and other information with the SEC. Such reports and other information filed by us with the Securities and Exchange Commission (the “SEC”) will be available free of charge on our website at www.serverobotics.com when such reports are available on the SEC’s website. The SEC maintains a website that contains reports, proxy and information statements, and other information that issuers file electronically with the SEC at www.sec.gov. Our website is www.serverobotics.com, and we can be contacted at investor.relations@serverobotics.com.

The contents of the websites referred to above are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

Item 1A. Risk Factors

Investment in our stock involves a high degree of risk. You should consider carefully the risks described below, together with other information in this Annual Report on Form 10-K and our other filings with the SEC, before making investment decisions regarding our stock. If any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition, or operating results could differ materially from the plans, projections, and other forward-looking statements included in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition, or operating results could be harmed substantially, which could cause the market price of our stock to decline, perhaps significantly. Moreover, the risks described below are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business, operating results, prospects or financial condition.

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

We have not been profitable to date, and we expect operating losses for the near future. During the years ended December 31, 2023 and 2022, we generated revenue of $0.21 million and $0.11 million, respectively, and incurred a net loss of $24.81 million and $21.86 million, respectively. There can be no assurance that we will not continue to incur net losses in the future. We may not succeed in expanding our customer base and product offerings and even if we do, may never generate revenue that is significant enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Furthermore, we may not be able to control overhead expenses even where our operations successfully expand. Our failure to become and remain profitable would depress our value and could impair our ability to raise capital, expand our business, diversify our product offerings, or even continue our operations.

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

Our auditor has issued a “going concern” opinion on our financial statements, which means they are not sure that we will be able to succeed as a business without additional financing. For the year ended December 31, 2023, we generated $0.21 million in revenue, and we sustained a net loss of $24.81 million. We had an accumulated deficit of $68.33 million as of December 31, 2023. Our ability to continue as a going concern until we reach profitability is dependent upon our ability to generate cash from operating activities and to raise additional capital to fund our operations. While we were successful in raising a cumulative total of approximately $5.0 million in convertible debt financing through February 23, 2024, our ongoing operational expenses are now approximately $1.7 million per month without yet generating any material corresponding revenue. Our failure to raise additional capital could have a negative impact on not only our financial condition but also our ability to execute our business plan.

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

A significant portion of our revenue is concentrated with one customer, Uber. For the years ended December 31, 2023 and 2022, sales to Uber accounted for 71% and 50% of our total revenue, respectively. For the year ended December 31, 2021, we had not yet commenced any revenue-generating activity. There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of customers. If Uber were to breach, cancel or amend our agreement, it may have an outsized effect on our revenue, cash on hand, and profitability. In addition, we may have an increased interest in accepting less favorable terms of any amendment as a result.

We are dependent on general economic conditions.

Our business model is dependent on companies purchasing our robotic delivery and branding services. Our business model is thus dependent on national and international economic conditions. Uncertain economic conditions have created volatility in the U.S. Such adverse national and international economic conditions may reduce the future availability of dollars companies have to spend on our services, which would negatively impact our revenues and possibly our ability to continue operations. For example, rising labor costs in recent years have led to increased interest in last-mile automation, while higher interest rates have resulted in a decrease in investment activity and overall capital allocation to hardware startups. The worsening of global economic conditions has in the past adversely affected, and could in the future, adversely affect our business, financial condition or results of operations, and the worsening of economic conditions in certain specific regions of the country could impact the expansion and success of our businesses in such areas.

Our directors may be engaged in a range of business activities that could result in conflicts of interest.

We may be subject to various potential conflicts of interest because some of our officers and directors may be engaged in a range of business activities. In addition, our executive officers and directors may devote time to their outside business interests, so long as such activities do not materially or adversely interfere with their duties owed to us. In some cases, our executive officers and directors may have fiduciary obligations associated with these business interests that interfere with their ability to devote time to our business and affairs and that could adversely affect our operations. These business interests could require significant time and attention of our executive officers and directors. In addition, we may also become involved in other transactions which conflict with the interests of our directors and the officers who may from time-to-time deal with persons, firms, institutions or companies with which we may be dealing, or which may be seeking investments similar to those desired by us. The interests of these persons could conflict with our interests. For example, one of our directors, James Buckley Jordan, currently serves as a director, officer, or advisor to multiple companies, including Miso Robotics and Vebu Labs, that compete in our industry, robotics and automation.

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

Certain highly complex components used to manufacture our robots are obtained from single or limited sources that we may have to compete for with other participants in the robotics, consumer electronics, and automotive markets. If our supply chain fails to deliver products to us in sufficient quality and quantity on a timely basis, we will be challenged to meet our target production and development timelines and could incur significant additional expenses for expedited freight and other related costs. Our supply chain may also be adversely impacted by events outside of our control, including macroeconomic events, trade restrictions and economic recessions. For example, throughout 2022, we experienced delays in supply chain deliveries, extended lead times and shortages of key components. Supply chain disruptions may delay the timing of production and maintenance of our robots, which in turn could negatively impact our business, results of operations and financial condition.

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

We are an innovative technology company. We may not be able to locate or attract qualified individuals for important positions, such as software engineers, robotics engineers, machine vision and machine learning experts and others, which could affect our ability to grow and expand our business. We may also face intense competition for qualified individuals from numerous other companies, including other similarly situated technology companies, many of whom have greater financial and other resources than we do.

In addition, new hires often require significant training and, in many cases, take significant time before they achieve full productivity. We may incur significant costs to attract and retain qualified personnel, including significant expenditures related to salaries and benefits and compensation expenses related to equity awards, and we may lose new employees to our competitors or other companies before we realize the benefit of our investment in recruiting and training them. Moreover, new employees may not be or become as productive as we expect, as we may face challenges in adequately or appropriately integrating them into our workforce and culture. If we are unable to attract, integrate and retain suitably qualified individuals who can meet our technical, operational and managerial requirements, on a timely basis or at all, our business, results of operation and financial condition could be adversely affected.

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

Our future revenue plans rely on partnering with third-party delivery platforms, brand sponsors and/or direct sales to merchants.

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

Our financial projections also anticipate generating revenues from brand sponsors who would pay to place their branding on our robots as a form OOH branding. OOH branding on robots is a new phenomenon and as such, an unproven model. To date, for our limited number of robots, we have been able to run periodic OOH advertising campaigns with several brands in varying sectors including real estate, fashion and entertainment, with 22% and 50% of our revenues for the years ended December 31, 2023 and 2022, respectively, coming from OOH advertising. In the future, if we are unable to realize these sales, our business model and go-to-market strategy will be jeopardized.

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

The evolving regulations around PDDs could materially impact our business and growth prospects in new markets.

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

Over a dozen states across the United States have enacted legislation regulating PDDs, using a definition that includes sidewalk robots such as ours. While these regulations have been largely industry-friendly and intended to streamline the rollout of PDDs in those jurisdictions, they are not yet uniform and may present some challenges as we seek to deploy in new markets. For example, Washington State and the District of Columbia have a 100 lbs unladen weight restriction and the City of Santa Monica prohibits the operation of autonomous devices on sidewalks, that would require amending in order for us to expand into those jurisdictions.

Furthermore, the cellular network and radio systems contained in our robots are regulated by the Federal Communications Commission (the “FCC”), which allocates cellular and wireless bandwidth to ensure minimal conflict between operators. And the battery packs within our robots use custom lithium-ion cells. The transportation and effective storage of lithium-ion batteries is tightly regulated by the U.S. Department of Transportation and other regulatory bodies. Any failure to comply with the Department of Transportation’s storage and transport requirements or the FCC’s regulations on wireless communications could result in fines, loss of permits and licenses or other regulatory consequences, which could limit our ability to manufacture and deliver our robotic systems and negatively affect our business, prospects, financial condition, results of operations, and cash flows.

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

If we cannot protect, maintain and, if necessary, enforce our intellectual property rights, our ability to develop and commercialize products may be adversely impacted.

Our success, in large part, depends on our ability to protect and maintain the proprietary nature of our technology. We must prosecute and maintain our existing patents and obtain new patents. Some of our proprietary information may not be patentable, and there can be no assurance that others will not utilize similar or superior solutions to compete with us. We cannot guarantee that we will develop proprietary products that are patentable, and that, if issued, any patent will give us a competitive advantage or that such patent will not be challenged by third parties. The process of obtaining patents can be time consuming with no certainty of success, as a patent may not issue or may not have sufficient scope or strength to protect the intellectual property it was intended to protect. We cannot assure you that our means of protecting our proprietary rights will suffice or that others will not independently develop competitive technology or design around patents or other intellectual property rights issued to us. If any of our products or the technology underlying our products is covered by third-party patents or other intellectual property rights, we could be subject to various legal actions. Even if a patent is issued, it does not guarantee that it is valid or enforceable. Any patents that we or our licensors have obtained or obtain in the future may be challenged, invalidated, or unenforceable. If necessary, we intend to initiate actions to protect our intellectual property, which will be costly and time consuming, and could have an adverse impact on our business, results of operation and financial condition.

We may be subject to claims of infringement of third-party intellectual property rights.

Our operating results may be adversely affected if third parties claim that our products infringed their patent, copyright, or other intellectual property rights. We cannot assure that our products do not, or will not in the future, infringe patents held by others. Although there have been no allegations made to this effect, we cannot assure that we will not receive such correspondence from third parties or competitors in the future. Such assertions could lead to expensive and unpredictable litigation, diverting the attention of management and technical personnel. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity, misappropriation, or other claims. Any such litigation could result in substantial costs and diversion of our resources. Moreover, any settlement of or adverse judgment resulting from such litigation could require us to obtain a license to continue to use the technology that is the subject of the claim, or otherwise restrict or prohibit our use of the technology. Any required licenses may not be available to us on acceptable terms, if at all. An unsuccessful result in such litigation could adversely affect our business, including injunctions, exclusion orders, and royalty payments to third parties.

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

Security breaches, computer malware, phishing, spoofing, and other cyber-attacks have become more prevalent and sophisticated in recent years. We do not believe that such attacks have caused us any material damage to date, but because the techniques used by computer hackers and others to access or sabotage networks constantly evolve and generally are not recognized until launched against a target, we may be unable to anticipate, counter or ameliorate all these techniques. As a result, our and our customers’ proprietary information may be misappropriated, and we cannot predict the impact of any future incident. Any loss of such information could harm our competitive position, result in a loss of customer confidence in the adequacy of our threat mitigation and detection processes and procedures, cause us to incur significant costs to remedy the damages caused by the incident, and divert management and other resources. We routinely implement improvements to our network security safeguards, and we are devoting increasing resources to the security of our information technology systems. However, we cannot assure that such system improvements will be sufficient to prevent or limit the damage from any future cyber-attack or network disruptions.

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

In the ordinary course of our business, we have access to sensitive, confidential, or personal data or information regarding our employees and others that is subject to privacy and security laws and regulations. Therefore, the theft, loss, or misuse of personal data collected, used, stored, or transferred by us to run our business, or by our third-party service providers, including business process software applications providers and other vendors that have access to sensitive data, could result in damage to our reputation, disruption of our business activities, significantly increased business and security costs or costs related to defending legal claims. For example, in July 2023, third-party actors attempted to steal one of our robots. We are not aware that any data was obtained during any incident of vandalism or attempted theft. We are also aware of certain media reports relating to the use of our robots as elements in law enforcement surveillance efforts. As a general policy, we do not share data with law enforcement, except in certain narrow circumstances where (1) we are required to share data when served with a warrant or subpoena, or (2) there are insurance claims, active incident investigations, or acts of armed violence or theft attempts involving the Company’s personnel or property.

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

Actual events involving reduced or limited liquidity, defaults, non-performance or other adverse developments that affect domestic and international financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation as receiver. We maintain a banking relationship with Silicon Valley Bank and are required to keep deposits with Silicon Valley Bank pursuant to our Loan and Security Agreement with them. Although we had debt with Silicon Valley Bank at the time of its closure, following the closure, the debt was subsequently assumed by First Citizens Bank & Trust and we have experienced no impacts from the closure. However, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, or result in breaches of our financial and/or contractual obligations. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations, financial condition and results of operations.

If use of the internet via websites, mobile devices and other platforms, particularly with respect to online food ordering, does not continue, our business and growth prospects will be harmed.

Our business and growth prospects are substantially dependent upon the continued use of the internet as an effective medium of transactions by diners. Internet use may not continue to develop at historical rates, and diners may not continue to use the internet and other online services to order their food at current or increased growth rates or at all, which could adversely impact our business, results of operation and financial condition. In addition, the internet and mobile applications may not continue to be accepted as a viable platform or resource for a number of reasons, including:

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

Moreover, inflation also increases the cost of labor and materials needed to build and operate robots. For example, we have observed an increase in cost of labor for managing and maintaining robots in the field in the past year. However, over a longer time horizon, technological improvements continue to reduce the cost of our key components such as sensors, batteries and computers. While the unit cost of labor for operating robots will increase over time with inflation, robotic delivery leverages labor more efficiently than manual courier delivery. As such, we believe labor inflation increases the cost of manual courier delivery and similar alternatives to robotic delivery more than it increases robotic delivery cost. However, we believe improvements in robot autonomy will continue to reduce the rate of labor usage.

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

Our core products’ benefits to customers and projected return on investment have not been substantiated through long-term trials or use. We currently have a limited frame of reference by which to evaluate the performance of our delivery robotic systems upon which our business prospects depend. There can be no assurance that such robotic systems will provide their expected benefit to customers. Our robotic systems may not perform consistently with customers’ expectations or effectively compete with other robotics products which may become available. Any failure of our robotic systems and software to perform as expected could harm our reputation and result in adverse publicity, lost revenue, delivery delays, product recalls, product liability claims and significant warranty and other expenses and could have a material adverse impact on our business, prospects, financial condition and operating results. Additionally, problems and defects experienced by competitors or others in the delivery robotics market could, by association, have a negative impact on perception and customer demand for our delivery robotic systems.

Even if we successfully market our robotic systems, the purchase or subscription, adoption and use of these systems may be materially and negatively impacted if our customers resist their use and adoption.

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

Concerns over environmental pollution and climate change have produced significant legislative and regulatory efforts on a global basis, and we believe this will continue both in scope and in the number of countries participating. These changes could directly increase the cost of energy, which may have an effect on the way we manufacture products or utilize energy to produce our products. In addition, any new regulations or laws in the environmental area might increase the cost of raw materials or key components we use in our products. Environmental regulations may require us to reduce product energy usage and to participate in compulsory recovery and recycling of our products or components. We are unable to predict how any future changes will impact us and if such impacts will be material to our business.

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

Concerns over environmental pollution and climate change have produced significant legislative and regulatory efforts on a global basis, and we believe this will continue both in scope and in the number of countries participating. These changes could directly increase the cost of energy, which may have an effect on the way we manufacture robots or utilize energy to deliver our services. In addition, any new regulations or laws in the environmental area might increase the cost of raw materials or key components we use in our robots. Environmental regulations may require us to reduce product energy usage and to participate in compulsory recovery and recycling of our robots or components. We are unable to predict how any future changes will impact us and if such impacts will be material to our business.

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

Our robots are designed to operate in common environmental conditions. Currently we operate our robots in warm and dry climates, and we do not operate robots under rare or extreme conditions such as strong storms or unusually high or low temperatures. While with each new generation of robots we plan to continually expand their operating ability (e.g., introducing the ability to manage ice and snow), which in turn would expand our geographic reach, there is no guarantee that our efforts will successfully overcome all severe weather conditions.

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

We publish privacy policies and other documentation regarding our collection, processing, use and disclosure of personal information and/or other confidential information. Although we endeavor to comply with our published policies and other documentation, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance, including if our employees, contractors, service providers or vendors fail to comply with our published policies and documentation. Such failures can subject us to potential action by governmental or regulatory authorities if they are found to be deceptive, unfair, or misrepresentative of our actual practices. We are also aware of certain media reports relating to the use of our robots as elements in law enforcement surveillance efforts. As a general policy, we do not share data with law enforcement, except in certain narrow circumstances where (1) we are required to share data when served with a warrant or subpoena, or (2) there are insurance claims, active incident investigations, or acts of armed violence or theft attempts involving our personnel or property. Public perception of our involvement in such surveillance activities could harm our reputation, and consequently, our business prospects and financial condition. Any actual or perceived inability of us to adequately address privacy and security concerns or comply with applicable laws, rules and regulations relating to privacy, data protection or data security, or applicable privacy notices, could lead to investigations, claims, and proceedings by governmental entities and private parties, damages for contract breach, and other significant costs, penalties, and other liabilities. Any such claims or other proceedings could be expensive and time-consuming to defend and could result in adverse publicity. Any of the foregoing may have an adverse effect on our business, prospects, results of operations, and financial condition.

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

As a public reporting company, we are subject to the information and reporting requirements of the Securities Act, the Exchange Act and other federal securities laws, rules and regulations related thereto, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). In addition, the listing requirements of any national securities exchange or other exchange and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will significantly increase our legal and financial compliance costs and will make some activities more time-consuming and costly. Among other things, we are required to:

●	maintain and evaluate a system of internal controls over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;

●	maintain policies relating to disclosure controls and procedures;

●	prepare and distribute periodic reports in compliance with our obligations under federal securities laws;

●	institute a more comprehensive compliance function, including with respect to corporate governance; and

●	involve, to a greater degree, our outside legal counsel and accountants in the above activities.

The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders is expensive and much greater than that of a privately-held company, and compliance with these rules and regulations will require us to hire additional financial reporting, internal controls and other finance personnel, and will involve a material increase in regulatory, legal and accounting expenses and the attention of our board of directors (the “Board”) and management. In addition, being a public company makes it more expensive for us to obtain director and officer liability insurance. In the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain this coverage. These factors could also make it more difficult for us to attract and retain qualified executives and members of our Board.

Although the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) may for a limited period of time somewhat lessen the cost of complying with these additional regulatory and other requirements, we nonetheless expect a substantial increase in legal, accounting, insurance and certain other expenses in the future, which will negatively impact our business, results of operations and financial condition.

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

Our common stock is not listed on a national securities exchange or any other exchange, or quoted on an over-the-counter market. Therefore, there is no trading market, active or otherwise, for our common stock and our common stock may never be included for trading on any stock exchange, automated quotation system or any over-the-counter market. Accordingly, our common stock is highly illiquid, and you will likely experience difficulty in re-selling such shares at times and prices that you may desire.]

The market price and trading volume of our common stock may be volatile and could decline significantly following the Merger.

The quotation systems, including the OTC Markets QB tier, or stock exchanges, including the Nasdaq Stock Market, on which our common stock may be quoted or on which our common stock may be listed in the future have from time to time experienced significant price and volume fluctuations. Even if an active, liquid and orderly trading market develops and is sustained for our common stock, the market price of our common stock may be volatile and could decline significantly. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the market price of our common stock declines significantly, you may be unable to resell your shares at or above the market price of our common stock as of the date of the consummation of the Merger (as defined herein). We cannot assure you that the market price of common stock will not fluctuate widely or decline significantly in the future in response to a number of factors, including, among others, the following:

●	the realization of any of the risk factors presented in this annual report;

●	actual or anticipated differences in our estimates, or in the estimates of analysts, for our revenues, results of operations, level of indebtedness, liquidity or financial condition;

●	additions and departures of key personnel;

●	failure to comply with the requirements of the OTCQB market, or following our potential up listing on Nasdaq;

●	failure to comply with the Sarbanes-Oxley Act or other laws or regulations;

●	future issuances, sales, resales or repurchases or anticipated issuances, sales, resales or repurchases, of our common stock;

●	publication of research reports about us, or our industry;

●	the performance and market valuations of other similar companies;

●	broad disruptions in the financial markets, including sudden disruptions in the credit markets;

●	speculation in the press or investment community;

●	actual, potential or perceived control, accounting or reporting problems; and

●	changes in accounting principles, policies and guidelines.

In the past, securities class-action litigation has often been instituted against companies following periods of volatility in the market price of their shares. This type of litigation could result in substantial costs and divert our management’s attention and resources, which could have a material adverse effect on us.

Future sales, or the expectation of future sales, of a substantial number of our common shares could depress the trading price of our common stock.

Currently, there is not a public market for our common stock. Future sales of our common stock, including shares issued upon the exercise of options or warrants that we may issue, in the public market, or the perception that those sales may occur, could cause the prevailing price for our common stock to fall or impair our ability to raise equity capital in the future. A limited number of shares of our common stock will be available for sale in the public market for a period of several months after consummation of the Merger (as defined below) due to contractual and legal restrictions on resale pursuant to the lock-up agreements. Future sales of our common stock in the public market either before (to the extent permitted) or after restrictions lapse, or the perception that those sales may occur, could adversely affect the prevailing price of our common stock at such time and our ability to raise equity capital at a time and price we deem appropriate. As of February 23, 2024, we had 24,832,814 shares of common stock outstanding. Of those outstanding shares, 7,724,869 shares of common stock are freely tradable, without restriction, as of February 23, 2024. No shares issued in connection with the Merger or the Private Placement (as defined below) can be publicly sold under Rule 144 under the Securities Act until at least 12 months have elapsed from the date on which we provided Form 10 information in our Form 8-K, as amended by the Form 8-K/A filed with the SEC on August 16, 2023.

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

We are obligated to develop and maintain proper and effective internal control over financial reporting. If we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired. In addition, the presence of a material weakness increases the risk of material misstatement of the consolidated financial statements.

We are a public company and are required, pursuant to Section 404(a) of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of its internal control over financial reporting on our annual report on Form 10-K. Effective internal control over financial reporting is necessary for reliable financial reports and, together with adequate disclosure controls and procedures, such internal controls are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet its reporting obligations. Ineffective internal controls could also cause investors to lose confidence in reported financial information, which could have a negative effect on the trading price of our common stock.

The report by management is required to include disclosure of any material weaknesses identified in internal control over financial reporting. However, for as long as we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. Management’s assessment of internal controls, when implemented, could detect problems with internal controls, and an independent assessment of the effectiveness of internal controls by our auditors could detect further problems that management’s assessment might not, and could result in the identification of material weaknesses that were not otherwise identified. Undetected material weaknesses in internal controls could lead to financial statement restatements and require us to incur the expense of remediation. We are required to disclose changes made in internal control and procedures on a quarterly basis. To comply with the public company requirements, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff.

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

As discussed elsewhere in this Annual Report on Form 10-K, we completed the Merger on July 31, 2023. Prior to the Merger, Serve was a private company and, therefore, its controls were not required to be designed or maintained in accordance with Rules 13a-15 and 15d-15 under the Exchange Act. The design and implementation of internal control over financial reporting post-Merger has required and will continue to require significant time and resources from management and other personnel. Because of this, the design and ongoing development of our framework for implementation and evaluation of internal control over financial reporting is in its preliminary stages. As a result, management was unable, without incurring unreasonable effort or expense to conduct a comprehensive assessment of our internal control over financial reporting as of December 31, 2023. Accordingly, we are excluding management's report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporation Finance's Regulation S-K Compliance & Disclosure Interpretations. However, management concluded that as of December 31, 2023, we had material weaknesses in our internal controls over financial reporting.

A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is more than a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management concluded that we did not have a comprehensive and formalized accounting and financial reporting policies and procedures manual which details the information needed for our financial reporting process and that we did not have a robust review process by which management could monitor for potential errors or technical accounting requirements.

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

We could be an emerging growth company for up to five years following the completion of our initial public offering. Our status as an emerging growth company will end as soon as any of the following takes place:

●	the last day of the fiscal year in which we have more than $1.235 billion in annual revenues;

●	the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates;

●	the date on which we have issued, in any three-year period, more than $1.00 billion in non-convertible debt securities; or

●	the last day of the fiscal year ending after the fifth anniversary of the completion of the Merger.

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

Our amended and restated certificate of incorporation and our amended and restated bylaws that became effective upon completion of the Merger contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors who are not nominated by current members of our Board or take other corporate actions, including effecting changes in our management. These provisions:

●	establish a classified Board so that not all members of our board are elected at one time;

●	permit only the Board to establish the number of directors and fill vacancies on the board;

●	provide that directors may only be removed “for cause” and only with the approval of two-thirds of our stockholders;

●	require super-majority voting to amend some provisions in our amended and restated certificate of incorporation and amended and restated bylaws;

●	authorize the issuance of “blank check” preferred stock that our board could use to implement a stockholder rights plan;

●	eliminate the ability of our stockholders to call special meetings of stockholders;

●	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

●	prohibit cumulative voting; and

●	establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

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

General Risk Factors

We may face risks related to securities litigation that could result in significant legal expenses and settlement or damage awards.

We may in the future become subject to claims and litigation alleging violations of the securities laws or other related claims, which could harm our business and require us to incur significant costs. Significant litigation costs could impact our ability to comply with certain financial covenants under our credit agreement. We are generally obliged, to the extent permitted by law, to indemnify our current and former directors and officers who are named as defendants in these types of lawsuits. Regardless of the outcome, litigation may require significant attention from management and could result in significant legal expenses, settlement costs or damage awards that could have a material impact on our business, results of operation and financial condition.

We do not intend to pay dividends for the foreseeable future and, as a result, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have never declared or paid any cash dividends on our capital stock, and we do not intend to pay any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

If securities or industry analysts do not publish research or publish unfavorable or inaccurate research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business, as well as the way analysts and investors interpret our financial information and other disclosures. Securities and industry analysts do not currently, and may never, publish research on our business. If few, or no, securities or industry analysts commence coverage of us, our stock price could be negatively affected. If securities or industry analysts downgrade our common stock, or publish negative reports about our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our stock price to decline and could decrease the trading volume of our common stock.

We are and may continue to be significantly impacted by the worldwide economic downturn due to pandemics, outbreaks of other contagious diseases, and other catastrophic events.

The extent to which any catastrophic event affects our business and financial results will depend on future developments, including the duration of such event and the global response to it, its impact on capital and financial markets, its impact on global supply chains, and whether the impacts may result in temporary or permanent changes in consumer behavior among others, which are highly uncertain and cannot be predicted.

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

Item 1B. Unresolved staff comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things, operational risks; intellectual property theft; fraud; extortion; harm to employees or customers; violation of privacy or security laws and other litigation and legal risk; and reputational risks. We have implemented several cybersecurity processes, technologies, and controls to aid in our efforts to assess, identify, and manage such material risks.

Our process for identifying and assessing material risks from cybersecurity threats operates alongside our broader overall risk assessment process, covering all company risks. As part of this process, appropriate disclosure personnel will collaborate with subject matter specialists, as necessary, to gather insights for identifying and assessing material cybersecurity threat risks, their severity, and potential mitigations.

We also have a cybersecurity specific risk assessment process, which helps identify our cybersecurity threat risks. As part of this process, and our processes to provide for the availability of critical data and systems, maintain regulatory compliance, identify and manage our risks from cybersecurity threats, and to protect against, detect, and respond to cybersecurity incidents, as such term is defined in Item 106(a) of Regulation S-K, we undertake the below listed activities, among others:

●	closely monitor emerging data protection laws and implement changes to our processes designed to comply;

●	undertake regular reviews of our consumer facing policies and statements related to cybersecurity;

●	proactively inform our customers of substantive changes related to customer data handling;

●	through policy, practice and contract (as applicable) require employees, as well as third parties who provide services on our behalf, to treat customer information and data with care;

●	carry information security risk insurance that provides protection against the potential losses arising from a cybersecurity incident;

●	maintain and follow an internal information security and incident response program;

●	follow common industry security standards, such as having two-factor authentication for all accounts, using corporate VPN for service access; and

●	minimize the period of time customers’ personal information is stored in our database.

Our information security program coordinates the activities we take to prepare for, detect and respond to cybersecurity incidents, which include processes to triage, assess severity for, escalate, contain, investigate, and remediate the incident.

Our processes also address cybersecurity threat risks associated with our use of third-party service providers, including those in our supply chain or who have access to our customer and employee data or our systems. Third-party risks are included within our broader overall risk assessment process, as well as our cybersecurity-specific risk identification program, both of which are discussed above. In addition, cybersecurity considerations affect the selection and oversight of our third-party service providers. We perform diligence on third parties that have access to our systems, data or facilities that house such systems or data, and continually monitor cybersecurity threat risks identified through such diligence. Where necessary, we require those third parties that could introduce significant cybersecurity risk to us to agree by contract to manage their cybersecurity risks in specified ways, and to agree to be subject to cybersecurity audits, which we conduct as appropriate. Please see the risk factor entitled “We are subject to cybersecurity risks to our operational systems, security systems, infrastructure, integrated software in our products and data processed by us or third-party vendors.” in Part I, Item 1A. Risk Factors in this report for more information.

In the last three fiscal years, we have not experienced any material cybersecurity incidents and the expenses we have incurred from cybersecurity incidents were immaterial. We have not been faced with any penalties or settlements related to cybersecurity.

Cybersecurity Governance

Cybersecurity is an important part of our risk management processes and an area of increasing focus for our Board and management.

The audit committee of the Board is responsible for the oversight of risks from cybersecurity threats. Beginning fiscal year 2024, at least annually, the audit committee receives an overview from management of our cybersecurity threat risk management and strategy processes covering topics such as data security posture, results from third-party assessments, progress towards pre-determined risk-mitigation-related goals, our incident response plan, and material cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to such risks. In such sessions, the audit committee will generally receive materials including a cybersecurity scorecard and other materials indicating current and emerging material cybersecurity threat risks, and describing the Company’s ability to mitigate those risks, and will discuss such matters with our VP of Software Platform. Members of the audit committee are also encouraged to regularly engage in ad hoc conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs. Material cybersecurity threat risks will also be considered during separate Board meeting discussions of important matters like risk management, operational budgeting, business continuity planning, mergers and acquisitions, brand management, and other relevant matters.

Our cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by our VP of Software Platform. This individual has over 20 years of prior work experience in various roles involving managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs in the healthcare and robotics industries.

The VP of Software Platform is informed about and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan.

The VP of Software Platform reports to the audit committee about cybersecurity threat risks, among other cybersecurity related matters.

Item 2. Properties

Our current headquarters are located in Redwood City, California, where we lease 4,200 square feet of office and industrial space pursuant to a lease that expires in 2025. We have an option to extend that lease by a four-year term. Our headquarters contain research and development, operations and selling, general and administrative functions as well as test tracks for our robots. We also lease two other offices in Los Angeles, our current delivery area.

We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.

Item 3. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business.

We are currently not aware of any pending legal proceedings to which we are a party or of which any of our property is the subject, nor are we aware of any such proceedings that are contemplated by any governmental authority.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

No public market currently exists for our common stock.

Holders of Common Stock

As of December 31, 2023, we have 24,832,814 shares of common stock outstanding held by approximately 244 stockholders of record.

Dividends

We have never paid any cash dividends on our capital stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain future earnings to fund ongoing operations and future capital requirements. Any future determination to pay cash dividends will be at the discretion of our Board and will be dependent upon financial condition, results of operations, capital requirements and such other factors as the Board deems relevant.

Recent Sales of Unregistered Securities

Magna Warrant

In connection with the strategic partnership with Magna New Mobility USA, Inc. (“Magna”), on February 7, 2024, the Company issued to Magna a warrant (the “Magna Warrant”) to purchase up to 2,145,000 shares of the Company’s common stock, par value $0.0001 per share (the “Magna Warrant Shares”), subject to adjustments as provided therein, at an exercise price per share of $0.01.

The Magna Warrant will be exercisable in two equal tranches: (i) the first tranche will become exercisable no later than May 15, 2024, subject to certain conditions; and (ii) the second tranche will become exercisable upon the achievement by Magna of a certain manufacturing milestone as set forth in a production and purchase agreement to be entered into with respect to the contract manufacturing of the Company’s autonomous delivery robots by Magna or one of its affiliates. Notwithstanding the foregoing, all of Magna Warrant Shares will vest and become exercisable upon any Change of Control (as defined in the Magna Warrant).

The Magna Warrant Shares that may be issued pursuant to the exercise of the Magna Warrant were offered and sold in a transaction exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act.

Convertible Promissory Notes Offering

At an initial closing on January 2, 2024 and subsequent closings on January 12, 2024, January 22, 2024 and January 26, 2024, we issued an aggregate of $5.0 million in convertible promissory notes to accredited investors. These transactions were exempt from registration under Section 4(a)(2) of the Securities Act as not involving any public offering or Regulation D promulgated thereunder.

Secured Subordinated Promissory Note

On December 27, 2023, Serve issued the December 2023 Kashani Note to Ali Kashani, a holder of greater than 5% of the Company’s capital stock who serves as Chief Executive Officer and is a member of the Board, in exchange for a loan with the aggregate principal amount of $70,000. Pursuant to the December 2023 Kashani Note, the loan accrued interest on the unpaid principal amount at a rate of 7.67% per annum, computed as simple interest. Serve repaid the December 2023 Kashani Note on January 3, 2024.

The issuance of the December 2023 Kashani Note was exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated by the SEC thereunder.

The Bridge Financing

On April 21, 2023, in connection with the Bridge Financing, Serve offered and sold to accredited investors $3,001,500 principal amount of the Bridge Notes in a private placement. The Bridge Notes bore interest at 10% per annum and were payable on October 21, 2023, subject to earlier conversion as described below.

On July 31, 2023, upon the closing of the Merger and the initial closing of the Private Placement, the outstanding principal amount of the Bridge Notes was automatically converted into 937,961 shares of our common stock at a conversion price of $3.20 per share, and investors in the Bridge Notes received Bridge Warrants to purchase a number of shares of common stock equal to 50% of the number of shares of common stock into which the Bridge Notes were converted, at an exercise price of $3.20 per share for a term of three years. If at any time after the Registration Effectiveness Date there is no effective registration statement registering for resale, or the prospectus contained therein is not available for the resale of the shares of common stock issuable upon exercise of the Bridge Warrants by the holder, the Bridge Warrants may also be exercised, in whole or in part, at such time by means of a “cashless” net exercise.

In connection with the sale of the Bridge Notes, Serve agreed to cause the Company to issue to the Bridge Brokers, upon closing of the Merger and the Private Placement, Bridge Broker Warrants to purchase a number of shares of Serve’s common stock equal to 8% of the number of shares of common stock into which the Bridge Notes, other than those purchased by Insider Investors, would convert at the closing of the Merger and Private Placement, with an exercise price per share of $3.20 and a term of three years. The Bridge Brokers were entitled to be issued Bridge Broker Warrants to purchase an aggregate of 74,662 shares of our common stock.

The private placement of the Bridge Notes, and the grant of the Bridge Warrants and Bridge Broker Warrants were exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated by the SEC thereunder. The Bridge Notes were sold to “accredited investors,” as defined in Regulation D, and the offering was conducted on a “reasonable best efforts” basis.

Private Placement

On July 31, 2023, in connection with the Private Placement, we issued an aggregate of 2,782,378 shares of common stock at a price of $4.00 per share for aggregate gross consideration of approximately $11.13 million to 71 accredited investors. These transactions were exempt from registration under Section 4(a)(2) of the Securities Act as not involving any public offering or Regulation D promulgated thereunder.

On August 30, 2023, in connection with the Private Placement, we issued an aggregate of 257,762 shares of common stock at a price of $4.00 per share for aggregate gross consideration of approximately $1.03 million to 5 accredited investors. These transactions were exempt from registration under Section 4(a)(2) of the Securities Act as not involving any public offering or Regulation D promulgated thereunder.

On October 26, 2023, in connection with the Private Placement, we issued an aggregate of 143,531 shares of common stock at a price of $4.00 per share for aggregate gross consideration of approximately $0.57 million to 8 accredited investors. These transactions were exempt from registration under Section 4(a)(2) of the Securities Act as not involving any public offering or Regulation D promulgated thereunder.

Placement Agent Warrants

In connection with the Private Placement and subject to the closing of the Private Placement, we agreed to pay each of the Placement Agents, Aegis Capital Corp. and Network 1 Financial Services, Inc., each a U.S. registered broker-dealer, a cash placement fee of 8% of the gross proceeds raised from investors in the Private Placement (or 4% of gross proceeds raised from Insider Investors) and to issue to them Placement Agent Warrants consisting of (a) Placement Agent A Warrants to purchase a number of shares of our common stock equal to 8% of the number of shares of common stock sold in the Private Placement (other than to Insider Investors), with a term expiring three years after the common stock begins to trade on Nasdaq or NYSE and an exercise price of $4.00 per share and (b) Placement Agent B Warrants to purchase 125,000 shares of common stock with the same term as the Placement Agent A Warrants and an exercise price of $0.001 per share.

The grant of the Placement Agent Warrants was exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated by the SEC thereunder.

Securities Issued in Connection with the Merger

On July 31, 2023, pursuant to the terms of the Merger Agreement, 3,091,672 shares of Serve’s Series Seed preferred stock, 2,440,411 shares of Serve’s Series Seed-1 preferred stock, 2,088,696 shares of Serve’s Series Seed-2 preferred stock, and 357,836 shares of Serve’s Series Seed-3 stock were converted into an aggregate of 7,978,616 shares of our common stock. These transactions were exempt from registration under Section 4(a)(2) of the Securities Act as not involving any public offering or Regulation D promulgated thereunder. None of the securities were sold through an underwriter and, accordingly, there were no underwriting discounts or commissions involved.

Sales of Unregistered Securities of Serve

The following list sets forth information as to all securities Serve sold from January 15, 2021, through immediately prior to the consummation of the Merger, which were not registered under the Securities Act. The following description is historical and has not been adjusted to give effect to the Merger. The proceeds from these sales were used by the Company for working capital.

1.	Between April 27, 2021 and June 25, 2021, Serve issued a total of 3,535,400 shares of Serve’s common stock at a price per share of $0.0012 to stockholders of Serve for gross proceeds of $4,400. Serve relied upon the exemption from registration provided by Regulation 4(2) under the Securities Act.

2.	Between April 12, 2021 and September 19, 2021, Serve issued a total of 3,663,819 shares of common stock at a price per share of $0.0013 to service providers of Serve pursuant to the Serve Plan, of which 2,775,306 are outstanding for gross proceeds of $4,725.27. Serve relied upon the exemption from registration provided by Rule 701 of the Securities Act.

3.	Between August 23, 2022 and September 7, 2022, Serve issued a total of 338,122 shares of common stock at a price per share of $0.49 to service providers of Serve pursuant to the Serve Plan. Serve relied upon the exemption from registration provided by Rule 701 of the Securities Act.

4.	Between December 23, 2021 and October 8, 2022, Serve issued options to purchase a total of 1,229,755 shares of common stock at an exercise price of $0.49 per share to service providers of Serve pursuant to the Serve Plan, of which 829,749 are outstanding. Serve relied upon the exemption from registration provided by Rule 701 of the Securities Act.

5.	On February 24, 2021, Serve issued a simple agreement for future equity for an aggregate purchase amount of $1.00 million (the “February 2021 SAFE”) to an investor of Serve. The February 2021 SAFE converted into 2,440,411 shares of Serve’s Series Seed-1 Preferred Stock at a price per share of $1.5161 on October 4, 2021. Serve relied upon the exemption from registration provided by Regulation 4(2) under the Securities Act.

6.	Between January 29, 2021 and March 16, 2021, Serve issued SAFEs for an aggregate purchase amount of $5.68 million (the “2021 SAFEs”) to investors of Serve. The 2021 SAFEs converted into 2,088,696 shares of Serve’s Series Seed-2 Preferred Stock at a price per share of $2.7170 on October 4, 2021. Serve relied upon the exemption from registration provided by Regulation 4(2) under the Securities Act.

7.	On July 13, 2021, Serve issued a simple agreement for future equity for an aggregate purchase amount of $1.25 million (the “Bridge SAFE”) to investors of Serve. The Bridge SAFE converted into 357,836 shares of Serve’s Series Seed-3 Preferred Stock at a price per share of $3.4932 on October 4, 2021. Serve relied upon the exemption from registration provided by Regulation 4(2) under the Securities Act.

8.	On October 4, 2021, Serve entered into a Series Seed Preferred Stock Purchase Agreement, pursuant to which the Company issued 3,091,672 shares of Serve’s Series Seed Preferred Stock at a price per share of $3.8814, 2,440,411 shares of Serve’s Series Seed-1 Preferred Stock, 2,088,696 shares of Serve’s Series Seed-2 Preferred Stock, and 357,836 shares of Serve’s Series Seed-3 Preferred Stock to stockholders of Serve. Serve raised a total of $12.00 million from the sale of Serve’s Series Seed Preferred Stock. Serve relied upon the exemption from registration provided by Regulation 4(2) under the Securities Act.

9.	On October 4, 2021, Serve issued a warrant to purchase 128,819 shares of Serve’s Series Seed Preferred Stock at an exercise price of $3.88 per share. Serve relied upon the exemption from registration provided by Regulation 4(2) under the Securities Act.

10.	On November 11, 2021, Serve issued a warrant to purchase 13,911 shares of Serve’s common stock at an exercise price of $3.88 per share. Serve relied upon the exemption from registration provided by Regulation 4(2) under the Securities Act.

11.	Between February 4, 2022 and March 9, 2022, Serve issued SAFEs for an aggregate purchase amount of $10.59 million to investors of Serve. Serve relied upon the exemption from registration provided by Regulation 4(2) under the Securities Act.

12.	On March 1, 2022, Serve issued a warrant to purchase 40,292 shares of Serve’s common stock at an exercise price of $0.49 per share. Serve relied upon the exemption from registration provided by Regulation 4(2) under the Securities Act.

13.	Between December 1, 2022 and January 18, 2023, Serve issued simple agreement for future equity for an aggregate purchase amount of $4.97 million to investors of Serve. Serve relied upon the exemption from registration provided by Regulation 4(2) under the Securities Act.

14.	On March 15, 2023, Serve issued options to purchase a total of 255,240 shares of common stock at an exercise price of $0.50 per share to service providers of Serve pursuant to the Serve Plan. Serve relied upon the exemption from registration provided by Rule 701 of the Securities Act.

15.	On June 7, 2023, Serve issued options to purchase a total of 510,237 shares of common stock at an exercise price of $0.86 per share to service providers of Serve pursuant to the Serve Plan. Serve relied upon the exemption from registration provided by Rule 701 of the Securities Act.

16.	On June 28, 2023, Serve issued the June 2023 Kashani Note to Ali Kashani, in exchange for a loan with the aggregate principal amount of $449,000. Pursuant to the June 2023 Kashani Note, the loan accrued interest on the unpaid principal amount at a rate of 7.67% per annum, computed as simple interest. Dr. Kashani was entitled to an exit fee equal to 16% of the stated principal amount of the June 2023 Kashani Note, less the total amount of interest that accrued on the June 2023 Kashani Note prior to the Closing of the Merger. Serve paid the Kashani Exit Fee and repaid the June 2023 Kashani Note upon the Closing of the Merger. On August 4, 2023, payment of $520,840 was made to Dr. Kashani as repayment of the promissory note, which includes $449,000 in principal and $71,840 in interest. No additional fees were paid. The issuance of the June 2023 Kashani Note was exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated by the SEC thereunder.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the notes to those statements included in this Annual Report on Form 10-K for the period ended December 31, 2023. Some of the information contained in this discussion and analysis including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risk, uncertainties and assumptions. You should read Part I, Item 1A. Risk Factors of this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Note about Forward-Looking Statements

This Annual Report on Form 10-K includes statements that constitute “forward-looking statements.” These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “intends,” “plans,” “expects,” or “anticipates,” and do not reflect historical facts.

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

Forward-looking statements involve risks, uncertainties, and other factors, which may cause our actual results, performance, or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results, future performance and capital requirements and cause them to materially differ from those contained in the forward-looking statements include those identified in the “Cautionary Note Regarding Forward-Looking Statements” and the Part 1, Item 1A. Risk Factors in this report, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

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

The following discussion contains forward-looking statements, as discussed above. Please see the sections entitled “Cautionary Note Regarding Forward-Looking Statements” and Part I, Item 1A. Risk Factors in this report for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements.

Our principal offices are located at 730 Broadway, Redwood City, CA 94063, our telephone number is (818) 860-1352 and our corporate website (which does not form part of this report) is located at www.serverobotics.com.

Overview

On July 31, 2023, Patricia Acquisition Corp., Acquisition Sub, and Serve entered into a Merger Agreement. Pursuant to the terms of the Merger Agreement, on the Closing Date, Acquisition Sub merged with and into Serve, with Serve continuing as the surviving corporation and our wholly owned subsidiary. As a result of the Merger, we acquired the business of Serve and will continue the existing business operations of Serve as a public reporting company under the name Serve Robotics Inc. On the Closing Date, Serve’s predecessor was renamed Serve Operating Co.

The Merger was treated as a recapitalization and reverse acquisition for us for financial reporting purposes, and Serve is considered the acquirer for accounting purposes. As a result of the Merger and the change in our business and operations, a discussion of the past financial results of Patricia Acquisition Corp. is not pertinent, and under applicable accounting principles, the historical financial results of Serve, the accounting acquirer, prior to the Merger are considered our historical financial results.

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

Because we started this project within a food delivery company, our team comes with a depth of combined expertise in food delivery, automation, and robotics. Our expertise positions us to service the growing on-demand delivery market, including food delivery, where approximately half of all deliveries are less than 2.5 miles and well-suited to delivery by sidewalk robots. We provide a robotic delivery experience that delights customers, improves reliability for merchants, and reduces traffic congestion and eliminates vehicle emissions. At scale, our delivery robots can complete deliveries at lower cost than human couriers, making on-demand delivery more affordable and accessible in areas we operate.

Recent Developments

License and Services Agreement

On February 20, 2024, Serve entered into a License and Services Agreement (the “LSA”) with Magna as a part of a strategic partnership with Magna. Pursuant to the LSA, Serve, as an independent contractor of Magna, agreed to (i) grant a non-exclusive license to the Serve AMR Technology in the Licensed Fields of Use (each as defined in the LSA) to Magna and its affiliates and (ii) provide all reasonable engineering, technical and related support services that Magna may request from time to time in writing and in furtherance of commercialization of the Serve AMR Technology and products (including software) using, practicing, or incorporating the Serve AMR Technology, and manufactured using, practicing or incorporating the Serve AMR Technology (such services and support, the “Development Services”). Except as expressly set forth in the LSA, any Development Services shall be provided under the MSA (as defined below) and, if expired or terminated, under terms and conditions that are consistent with the terms therein. The term of the LSA will continue unless terminated by either party pursuant to and in accordance with the terms and conditions set forth in the LSA.

Master Services Agreement

On February 1, 2024, Serve entered into a Master Services Agreement (the “MSA”) with Magna, retroactively effective as of January 15, 2024 (the “Effective Date”). Pursuant to the MSA, Serve agreed to provide certain services to Magna as described in one or more statements of work (“SOWs”). Such SOWs will contain a description of the scope, the time to be spent on performance, the fees to be paid to Serve, the functional requirements and technical specifications and, to the extent applicable, the timetable, schedule or milestones for the performance of the requested services. Serve and Magna entered into the first SOW on the Effective Date. The term of the MSA commenced on the Effective Date and will continue for a term of three months, unless terminated earlier or mutually extended in accordance with its terms.

In connection with the strategic partnership with Magna, on February 7, 2024, we issued the Magna Warrant to purchase up to 2,145,000 shares of our common stock, subject to adjustments as provided therein, at an exercise price of $0.01 per share.

The Magna Warrant will be exercisable in two equal tranches: (i) the first tranche will become exercisable no later than May 15, 2024, subject to certain conditions; and (ii) the second tranche will become exercisable upon Magna’s achievement of a certain manufacturing milestone as set forth in a production and purchase agreement to be entered into with respect to the contract manufacturing of our autonomous delivery robots by Magna or its affiliates. Notwithstanding the foregoing, the Magna Warrant Shares will vest and become exercisable upon any “change of control” (as defined in the Magna Warrant).

The Magna Warrant Shares that may be issued pursuant to the exercise of the Magna Warrant were offered and sold in a transaction exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act.

Convertible Promissory Notes Offering

At an initial closing on January 2, 2024 and subsequent closings on January 12, 2024, January 22, 2024 and January 26, 2024, we issued to certain accredited investors convertible promissory notes, for which the Company received an aggregate of $5.0 million in proceeds. The convertible promissory notes bear interest at a rate of 6.00% per year, compounded annually, due and payable upon request by each investor on or after the 12-month anniversary of the original issuance date of each note. The Company may not prepay or repay the notes in cash without the consent of the investors.

Note Payable – Related Party

On December 27, 2023, Serve issued a senior secured promissory note to its Chief Executive Officer for which Serve received $70,000 in proceeds. The note bore interest at 7.67% per annum. The agreement contained a clause that the terms would be updated if subsequent notes were issued at a more favorable term. Serve repaid the note on January 3, 2024.

Merger Agreement

On July 31, 2023, the Company, our wholly-owned subsidiary, Serve Acquisition Co., a corporation formed in the State of Delaware on July 10, 2023 (“Acquisition Sub”), and Serve entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, on July 31, 2023 (the “Closing Date”), Acquisition Sub merged with and into Serve, with Serve continuing as the surviving corporation and our wholly-owned subsidiary (the “Merger”).

As a result of the Merger, we acquired the business of Serve, a leading autonomous sidewalk delivery company based in Redwood City, California. See Part I, Item 1. Business of this report. At the time the certificate of merger reflecting the Merger was filed with the Secretary of State of Delaware (the “Effective Time”), each of Serve’s shares of capital stock issued and outstanding immediately prior to the closing of the Merger was converted into the right to receive 0.8035 of a share of our common stock (in the case of shares held by accredited investors), with the maximum number of shares of our common stock issuable to the former holders of Serve’s capital stock equal to 20,948,917 shares after adjustments due to rounding for fractional shares. Immediately prior to the Effective Time, an aggregate of 3,500,000 shares of our common stock owned by our stockholders prior to the Merger were forfeited and canceled (the “Stock Forfeiture”).

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

Private Placement

Following the Effective Time of the Merger, we sold 3,183,671 shares of our common stock pursuant to a private placement offering in multiple closings (the “Private Placement”). We also issued 937,961 shares of our common stock to convert the outstanding principal and interest of outstanding Bridge Notes in connection with the consummation of the Merger.

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

Overall Demand for Last-mile Delivery on Partner Platforms.

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

Customer Concentration.

We currently have a limited number of customers. Sales to Uber represented 71% of our revenues for the year ended December 31, 2023, and if Uber were to breach, cancel, or amend our agreement, it may have an outsized effect on our revenue, cash on hand, and profitability. Our business development team is actively pursuing new delivery and branding customers to diversify our customer base.

Inflation and Market Considerations; Availability of Materials, Labor & Services.

We consider most on-demand purchases as discretionary spending for consumers, and we are therefore susceptible to changes in discretionary spending patterns and economic slowdowns in the geographic areas in which merchants on our partners’ platforms operate and in the economy at large. Discretionary consumer spending can be impacted by general economic conditions, unemployment, consumer debt, inflation, rising gasoline prices, interest rates, consumer confidence, and other macroeconomic factors. Inflation can lead to increased cost of material and labor for restaurants and merchants who may in turn raise prices on the item they sell and result in a reduction in demand for those items. To the extent inflation reduces economic activity and consumer demand for items we deliver, it could negatively impact our financial results. Continued uncertainty in or a worsening of the economy, generally or in a number of our markets, and consumers’ reactions to these trends could adversely affect our business and cause us to, among other things, reduce the number and frequency of new market openings or cease operations in existing markets. It is important to note, however, that inflation can also serve as a tailwind that would accelerate the adoption of automated robotic last-mile delivery as labor becomes more expensive and drives up the cost of delivery by humans.

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

Supply Chain Constraints.

The global supply shortage of electrical components, including semiconductor chips and other hardware components essential to the manufacturing and maintenance of our robots, continued to impact our supply chain throughout 2023. As a result, we experienced increases in our lead times and costs for certain components to build our robots. Although our supply chain normalized during 2023, we cannot be sure whether global supply chain shortages will impact our future robot build plans. In order to mitigate supply chain risks, we would need to incur higher costs to secure available inventory and place non-cancellable purchase commitments with our suppliers, which could introduce inventory risk if our forecasts and assumptions prove inaccurate. Higher costs of components would impact our cash runway and delays in the manufacturing of our robots would push out our revenue forecasts.

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

Future Prospects.

We anticipate that we will continue to experience operating losses in 2023 and 2024 as we seek to implement our long-term strategic plan, using the net proceeds from the Private Placement to accelerate our development through increased research and development spending, scale our robotic fleet, expand our sales and business development efforts, and increase our overall headcount in order to achieve efficiencies through scaled growth. Our goal over the next two years is to scale our operating fleet by a factor of 10 and expand our geographic coverage to new markets beyond our current operating area in Los Angeles. With such an increase, we anticipate proportional increases in capital costs, overhead, and operating expenses. We aim to initially achieve profitability in 2025, with increased profitability thereafter; however, doing so is dependent upon numerous factors, including the development of revenues, general business and economic conditions, and other risks and uncertainties, including those listed under Part 1, Item 1A. Risk Factors.

Components of Results of Operations

Revenue

Our revenue currently consists primarily of (1) delivery revenues and (2) revenues from branding.

Operating Expenses

Cost of revenue. Cost of revenue consists primarily of allocations of depreciation on robot assets used for revenue-producing activities, personnel time related to revenue-producing activities, and costs related to data, software and similar costs that allow the robots to function as intended and for the Company to communicate with the robots while in service.

Operations. Operations expenses primarily consist of costs for field operations personnel.

Research and Development. Costs incurred in the research and development of the Company’s products are expensed as incurred. Research and development costs include product design, hardware and software costs.

Sales and Marketing. Sales and marketing expenses include personnel costs and public relations expenses. Advertising costs are expensed as incurred and included in sales and marketing expenses.

General and Administrative. General and administrative expenses primarily consist of personnel-related expenses for executive management and administrative functions, including finance and accounting, legal, and human resources, as well as general corporate expenses and general insurance. General and administrative expenses also include depreciation on property and equipment as well as amortization of right of use assets. These costs are expensed as incurred.

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

Financial Overview

For the year ended December 31, 2023 and 2022, we generated revenues of $0.21 million and $0.11 million, respectively, and reported net loss of $24.81 million and $21.86 million, respectively.

As noted in our consolidated financial statements, as of December 31, 2023, we had an accumulated deficit of $68.33 million.

Results of Operations

Comparison of Results of Operations for the Year ended December 31, 2023 and 2022

The following table summarizes our operating results as reflected in our unaudited statements of operations during the year ended December 31, 2023 and 2022, respectively, and provides information regarding the dollar and percentage increase (or decrease) during such periods.

	Year Ended December 31,
	2023	2022	Change

Revenues	$207,545	$107,819	$99,726
Cost of revenues	1,730,262	1,148,426	581,836
Gross loss	(1,522,717)	(1,040,607)	(482,110)

Operating expenses:
General and administrative	4,618,499	3,786,124	832,375
Operations	2,564,930	2,035,063	529,867
Research and development	9,947,258	13,565,765	(3,618,507)
Sales and marketing	605,205	525,494	79,711
Impairment of long-lived assets	1,468,995	-	1,468,995
Total operating expenses	19,204,887	19,912,446	(707,559)

Loss from operations	(20,727,604)	(20,953,053)	225,449

Other income (expense), net:
Interest expense, net	(2,264,426)	(636,330)	(1,628,096)
Change in fair value of derivative liability	(149,000)	-	(149,000)
Change in fair value of simple agreements for future equity	(1,672,706)	(265,744)	(1,406,962)
Total other income (expense), net	(4,086,132)	(902,074)	(3,184,058)

Provision for income taxes	-	-	-
Net loss	$(24,813,736)	$(21,855,127)	$(2,958,609)

Weighted average common shares outstanding - basic and diluted	14,204,078	6,896,769
Net loss per common share - basic and diluted	$(1.75)	$(3.17)

Revenues were $0.21 million for the year ended December 31, 2023, compared with $0.11 million for the year ended December 31, 2022. The increase was because 2023 had a full year of operations, whereas 2022 had partial year, which resulted in more delivery fees.

Cost of revenues was $1.73 million for the year ended December 31, 2023, compared with $1.15 million for the year ended December 31, 2022. The increase was because 2023 had a full year of operations, whereas 2022 had partial year, which resulted in more costs.

General and administrative expense increased $0.83 million to $4.62 million for the year ended December 31, 2023 from $3.79 million for the year ended December 31, 2022, due primarily to an increase in costs related to administrative functions, including finance and accounting, legal, and human resources, as well as general corporate expenses.

Operations expense increased $0.53 million to $2.56 million for the year ended December 31, 2023, compared with $2.04 million for the year ended December 31, 2022, due primarily to servicing the larger scale of the robot fleet.

Research and development expense, which represented 51.8% and 68.1% of total operating expenses for the years ended December 31, 2023 and 2022, respectively, decreased $3.62 million to $9.95 million for the year ended December 31, 2023 from $13.57 million for the year ended December 31, 2022, due primarily to a reduction in workforce effective December 2022.

Sales and marketing expenses increased $0.08 million to $0.61 million for the year ended December 31, 2023 from $0.53 million for the year ended December 31, 2022, due primarily to an increase in personnel costs and public relations expenses.

For the year ended December 31, 2023 an impairment of long-lived asset expense of $1.47 million was recognized. Based on evaluating the forecasted cash flows through the assets' remaining useful life, and technology becoming obsolete once a new generation of robots is expected to launch, in 2024, management concluded to record a full impairment of the assets. Due to the discounted cash flows being negative through the remaining useful life (November 2024) and the technology becoming obsolete once a new generation of robots is launched, it was determined that there was an impairment and the expense recognized.

Operating expense decreased $0.71 million to $19.20 million for the year ended December 31, 2023 from $19.91 million for the year ended December 31, 2022, due primarily to a reduction in workforce effective December 2022.

Interest expense increased $1.63 million to $2.26 million for the year ended December 31, 2023 compared to $0.64 million for the year ended December 31, 2022. This increase is related to the accretion of debt discounts which is a result of debts entered into that contained redemption features requiring derivative accounting and warrants issued with debt that discounted the debts. The majority of the increase is due to accretion and to a lesser extent, the interest on the Farnam Lease.

The change in fair value of future equity obligations increased by $1.41 million to $1.67 million for the year ended December 31, 2023 compared to $0.27 million for the year ended December 31, 2022 primarily due to the revaluation of SAFEs immediately prior to conversion into common stock.

The change in fair value of derivative liability increased by $0.15 million to $0.15 million for the year ended December 31, 2023 compared to $0.00 million for the year ended December 31, 2022 primarily due to the revaluation of derivative immediately prior to conversion into common stock, and there was no such derivative in the prior year.

Other expenses were $4.09 million and $0.9 million for each of the years ended December 31, 2023 and 2022, respectively primarily due to the increases in interest expense described above.

Net loss increased $2.96 million to $24.81 million for the year ended December 31, 2023 from $21.86 million for the same period in 2022. The increase in net loss was primarily attributed to other expenses such as conversion of SAFEs and derivative liability into common stock as well as the impairment on the robot asset in 2023.

Key metrics

We regularly review the following key business metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions:

	Year Ended December 31,
	2023	2022
	(Unaudited)	(Unaudited)
Key Metrics
Daily Active Robots	34	28
Daily Supply Hours	260	211

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

Liquidity and Capital Resources

Net cash generated by financing activities is our primary source of liquidity. As of December 31, 2023, we had current assets of $1.46 million and current liabilities of $6.39 million, which included $0.01 million in cash and cash equivalents.

We plan to raise additional working capital to fund operations through the issuance of stock to investors and/or issuance of notes payable. We believe, but there is no assurance, that the net proceeds of approximately $10 million from the initial closing of the Private Placement and our existing cash and cash equivalents will be sufficient to fund our current operating plans.

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

Cash Flows

As of December 31, 2023, our cash and cash equivalents were $0.01 million. The following table shows a summary of our cash flows for the periods presented in millions:

	Year Ended December 31,
	2023	2022	Change
Net cash (used in) provided by:
Operating activities	$(15,970,878)	$(21,402,786)	$5,431,908
Investing activities	(4,914)	(4,060,962)	4,056,048
Financing activities	13,266,829	20,213,606	(6,946,777)
(Decrease) increase in cash and cash equivalents	$(2,708,963)	$(5,250,142)	$2,541,179

Operating Activities

Net cash used in operating activities was $15.97 and $21.40 million for the years ended December 31, 2023 and 2022, respectively. The decrease of $5.43 million was attributable primarily to a decrease in operating expenses including headcount and personnel costs, research and development, and support to revenue-producing activities.

Investing Activities

Net cash used in investing activities was $0.00 and $4.06 million for the years ended December 31, 2023 and 2022, respectively. The usage of cash in 2022 related to the build of our second-generation robots, whereas in 2023, there were no new builds of robots.

Financing Activities

Net cash provided by financing activities was $13.27 and $20.21 million for the years ended December 31, 2023 and 2022, respectively. The decrease of $6.95 million was attributable primarily to reduced proceeds from SAFEs in 2023 compared to 2022, and lower proceeds from Silicon Valley Bank loan in 2022.

Indebtedness

In March 2022, we entered into a term loan with Silicon Valley Bank for gross proceeds of $2.50 million with a maturity date of March 1, 2025. The loan accrues interest at the greater of 3.25% or prime rate. Principal payments commenced on October 1, 2022, and the loan is repayable in 30 installments of principal and accrued interest.

We also entered into an equipment financing lease agreement with Farnam in June 2022, commencing November 2022, for the cost of building robots, calling for 24 monthly payments of approximately $0.19 million based on an expected total cost of $4.46 million of robot parts and manufacturing costs. In December 2023, the agreement was modified for three monthly payments of approximately $0.03 million and 12 monthly payments of approximately $0.19 million, subject to certain terms and effective in 2024.

Contractual Obligations and Commitments

The following is a summary of our significant contractual obligations as of December 31, 2023.

	Remaining Period of 2024	More than One Year and Less than Three Years	More than Three Years and Less than Five Years	More than Five Years	Total
Operating lease obligations	$527,983	214,775	-	-	742,758
Loan Financing Facility	1,070,000	250,000	-	-	1,320,000
Equipment Financing Facility	2,363,807	-	-	-	2,363,807
Total	$3,961,790	464,775	-	-	4,426,565

On December 31, 2021, we entered into a strategic supply agreement with a manufacturer of component parts used for our robot assets. The agreement calls for a minimum of $2.30 million in purchases over a two-year period ending December 2023. At the end of the two-year period, the vendor may invoice us for any shortfall in orders. As of December 31, 2023, the minimum purchase commitment was extended one year.

We have minimum spend agreements related to simulation software and storage services. The purchase commitments extend for a period of two to three years.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements and the related notes thereto included in this report are prepared in accordance with United States generally accepted accounting principles. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. Our most critical accounting estimates relate to impairment of long-lived assets, valuation of SAFEs, stock-based compensation and right of use assets and liabilities. These estimates are critical as they require management judgment for inputs that are not observable. These estimates are developed based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operation, and cash flows will be affected. We believe that the accounting policies described below involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

Revenue Recognition

We account for revenue in accordance with ASC 606 – Revenue from Contracts with Customers (“ASC 606”). We determine revenue recognition through the following steps:

●	Identification of a contract with a customer;

●	Identification of the performance obligations in the contract;

●	Determination of the transaction price;

●	Allocation of the transaction price to the performance obligations in the contract; and

●	Recognition of revenue when or as the performance obligations are satisfied.

Revenue is recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. As a practical expedient, we do not adjust the transaction price for the effects of a significant financing component if, at contract inception, the period between customer payment and the transfer of goods or services is expected to be one year or less.

To date, we have generated initial revenues from our delivery services as well as branding fees. For delivery services, we satisfy our performance obligation when the delivery is complete, which is the point in time control of the delivered product transfers to the customer. We recognize branding fees over time as performance obligations are completed over the term of the agreement.

Lease Recognition

We account for leases under ASC 842 – Leases. We do not apply the recognition requirements for leases with a term of twelve months or less. We determine if an arrangement is a lease, or includes an embedded lease, at inception for each contract or agreement. A contract is or contains an embedded lease if the contract meets all of the below criteria:

(i)	there is an identified asset;

(ii)	we obtain substantially all of the economic benefits of the asset; and

(iii)	we have the right to direct the use of the asset.

Our operating lease agreements include office and warehouse space. Right-of-use (“ROU”) assets represent the right to use an underlying asset for the lease term and operating lease liabilities represent the obligation to make payments arising from the lease or embedded lease. Operating lease ROU assets and operating lease liabilities are recognized at commencement date based on the present value of the future minimum lease payments over the lease term. As most leases do not provide an implicit rate, we use an incremental borrowing rate that is based on the estimated rate of interest for a collateralized borrowing of a similar asset, using a similar term as the lease payments at the commencement date. Indirect capital costs are capitalized and included in the ROU assets at commencement.

The operating lease ROU assets and operating lease liabilities include any lease payments made, including any variable amounts that are based on an index or rate, and exclude lease incentives. Variability that is not due to an index or rate, such as payments made based on hourly rates, are excluded from the lease liability. Lease terms may include options to extend or terminate the lease.

Renewal option periods are included within the lease term and the associated payments are recognized in the measurement of the operating ROU asset and operating lease liability when they are at our discretion and considered reasonably certain of being exercised. Over the lease term, we use the effective interest rate method to account for the lease liability as lease payments are made and the ROU asset is amortized in a manner that results in straight-line expense recognition.

We have elected the practical expedient not to recognize leases with an initial term of 12 months or less on our balance sheets and lease expense is recognized on a straight-line basis over the term of the short-term lease.

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation. We measure all stock-based awards granted to employees, directors and non-employee consultants based on the fair value on the date of the grant and recognizes compensation expense for those awards, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award. For awards with service-based vesting conditions, we record the expense for using the straight-line method. For awards with performance-based vesting conditions, we record the expense if and when we conclude that it is probable that the performance condition will be achieved.

We classify stock-based compensation expenses in our statement of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. We historically have been a private company and lacks company-specific historical and implied volatility information for our stock. Therefore, we estimate our expected stock price volatility based on the historical volatility of publicly traded peer companies and expect to continue to do so until such time as we have adequate historical data regarding the volatility of our own traded stock price. The expected term of our stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that we have never paid cash dividends on common stock and do not expect to pay any cash dividends in the foreseeable future. Determining the appropriate fair value of stock-based awards requires the input of subjective assumptions. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, stock-based compensation expenses could be materially different for future awards.

Emerging Growth Company and Smaller Reporting Company Status

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

We are also a “smaller reporting company” meaning that the market value of our stock held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company, as defined in Rule 12b-2 under the Exchange Act, for this reporting period and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Serve Robotics Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Serve Robotics Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2023 and 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s has sustained net losses, used cash flows from operations, and requires additional capital to operate. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ dbbmckennon

Newport Beach, California

February 29, 2024

We have served as the Company’s auditor since 2022

Serve Robotics Inc.

Consolidated Balance Sheets

As of December 31, 2023 and 2022

	Year Ended December 31,
	2023	2022
ASSETS
Current assets:
Cash	$6,756	$2,715,719
Accounts receivable	2,955	23,697
Inventory	774,349	618,262
Prepaid expenses	676,969	81,339
Total current assets	1,461,029	3,439,017
Property and equipment, net	48,422	3,376,427
Right of use asset	782,439	1,215,968
Deposits	512,659	512,659
Total assets	$2,804,549	8,544,071

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,050,605	$162,034
Accrued liabilities	255,849	37,434
Note payable, current	1,000,000	1,000,000
Note payable - related party	70,000	-
Right of use liability, current portion	496,963	483,186
Lease liability, current portion	2,363,807	2,214,348
Total current liabilities	6,237,224	3,897,002
Note payable, net of current portion	230,933	1,214,600
Simple agreements for future equity	-	13,150,745
Restricted stock award liability	158,617	162,747
Right of use liability	211,181	708,143
Lease liability	-	1,862,980
Total liabilities	6,837,955	20,996,217

Commitments and contingencies (Note 12)

Stockholders’ equity (deficit):
Series Seed preferred stock, $0.0001 par value; 4,008,079¹ shares authorized, 0 and 3,091,672 shares issued and outstanding as of December 31, 2023 and 2022, respectively	-	309
Series Seed-1 preferred stock, $0.0001 par value; 3,037,227¹ shares authorized, 0 and 2,440,411 shares issued and outstanding as of December 31, 2023 and 2022, respectively	-	244
Series Seed-2 preferred stock, $0.0001 par value; 2,599,497¹ shares authorized, 0 and 2,088,696 shares issued and outstanding as of December 31, 2023 and 2022, respectively	-	209
Series Seed-3 preferred stock, $0.0001 par value; 445,347¹ shares authorized, 0 and 357,836 shares issued and outstanding as of December 31, 2023 and 2022, respectively	-	36
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of December 31, 2023	-	-
Common stock, $0.0001 par value; 300,000,000 shares authorized, 24,832,814 and 7,161,654 shares issued and 24,508,795 and 6,826,352 shares outstanding as of December 31, 2023 and 2022, respectively	2,450	683
Additional paid-in capital	64,468,141	31,232,737
Subscription receivable	(169,616)	(165,719)
Accumulated deficit	(68,334,381)	(43,520,645)
Total stockholders’ equity (deficit)	(4,033,406)	(12,452,146)
Total liabilities and stockholders’ equity (deficit)	2,804,549	8,544,071

[1]	The authorized shares of preferred stock in the consolidated balance sheets above reflect the historical authorized shares of Serve. Upon the Merger, shares issued and outstanding have been retroactively restated to reflect the exchange ratio of 0.8035 as described in Note 4.

See accompanying notes to these consolidated financial statements.

Serve Robotics Inc.

Consolidated Statements of Operations
For the Years Ended December 31, 2023 and 2022

	Year Ended December 31,
	2023	2022

Revenues	$207,545	$107,819
Cost of revenues	1,730,262	1,148,426
Gross loss	(1,522,717)	(1,040,607)

Operating expenses:
General and administrative	4,618,499	3,786,124
Operations	2,564,930	2,035,063
Research and development	9,947,258	13,565,765
Sales and marketing	605,205	525,494
Impairment of long-lived assets	1,468,995	-
Total operating expenses	19,204,887	19,912,446

Loss from operations	(20,727,604)	(20,953,053)

Other income (expense), net:
Interest expense, net	(2,264,426)	(636,330)
Change in fair value of derivative liability	(149,000)	-
Change in fair value of simple agreements for future equity	(1,672,706)	(265,744)
Total other income (expense), net	(4,086,132)	(902,074)

Provision for income taxes	-	-
Net loss	(24,813,736)	(21,855,127)
	-
Weighted average common shares outstanding - basic and diluted	14,204,078	6,896,769
Net loss per common share - basic and diluted	(1.75)	(3.17)

See accompanying notes to these consolidated financial statements.

Serve Robotics Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2023 and 2022

	Series Seed Preferred Stock		Series Seed-1 Preferred Stock		Series Seed-2 Preferred Stock		Series Seed-3 Preferred Stock		Common Stock		Additional Paid-in	Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity (Deficit)
Balances at December 31, 2021	2,834,033	$283	2,440,411	$244	2,088,696	$209	357,836	$36	7,111,123	$711	$29,984,430	$-	$(21,665,518)	$8,320,395
Issuance of Series Seed preferred stock	257,639	26	-	-	-	-	-	-	-	-	999,973	-	-	999,999
Restricted stock awards repurchased	-	-	-	-	-	-	-	-	(287,591)	(28)	28	-	-	-
Vested restricted stock purchased with recourse notes	-	-	-	-	-	-	-	-	2,820	-	4,250	(165,719)	-	(161,469)
Warrants issued in connection with note payable	-	-	-	-	-	-	-	-	-	-	49,000	-	-	49,000
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	195,056	-	-	195,056
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(21,855,127)	(21,855,127)
Balances at December 31, 2022	3,091,672	309	2,440,411	244	2,088,696	209	357,836	36	6,826,352	683	31,232,737	(165,719)	(43,520,645)	(12,452,146)
Issuance of common stock pursuant to private placement	-	-	-	-	-	-	-	-	3,040,140	304	12,160,256	-	-	12,160,560
Conversion of convertible note and derivative into common stock in connection with Merger	-	-	-	-	-	-	-	-	937,961	94	3,751,781	-	-	3,751,875
Conversion of SAFEs into common stock in connection with Merger	-	-	-	-	-	-	-	-	4,372,601	437	17,489,967	-	-	17,490,404
Conversion of preferred stock into common stock in connection with Merger	(3,091,672)	(309)	(2,440,411)	(244)	(2,088,696)	(209)	(357,836)	(36)	7,978,616	798	-	-	-	-
Patricia shares converted into common stock upon the Merger	-	-	-	-	-	-	-	-	1,500,000	150	(150)	-	-	-
Issuance of common stock pursuant to private placement offering, net of offering costs	-	-	-	-	-	-	-	-	143,531	14	574,110	-	-	574,124
Vested restricted stock purchased with recourse notes	-	-	-	-	-	-	-	-	11,194	-	13,735	(3,897)	-	9,838
Restricted stock awards repurchased	-	-	-	-	-	-	-	-	(319,118)	(32)	29	-	-	(3)
Warrants issued with convertible note	-	-	-	-	-	-	-	-	-	-	991,000	-	-	991,000
Exercise of warrants upon the Merger	-	-	-	-	-	-	-	-	17,518	2	(2)	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	544,375	-	-	544,375
Offering costs consists in connection with issuance of common stock pursuant to Merger	-	-	-	-	-	-	-	-	-	-	(2,289,697)	-	-	(2,289,697)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(24,813,736)	(24,813,736)
Balances at December 31, 2023	-	$-	-	$-	-	$-	-	$-	24,508,795	$2,450	$64,468,141	$(169,616)	$(68,334,381)	$(4,033,406)

See accompanying notes to these consolidated financial statements.

Serve Robotics Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2023 and 2022

	Year Ended December 31
	2023	2022
Cash flows from operating activities:
Net loss	$(24,813,736)	$(21,855,127)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,863,924	388,139
Stock-based compensation	544,375	195,056
Change in fair value of simple agreements for future equity	1,672,706	265,744
Amortization of debt discount	1,811,798	13,600
Change in fair value of derivative liability	149,000	-
Impairment of long-lived assets	1,468,995	-
Interest on recourse loan	(3,897)	-
Changes in operating assets and liabilities:
Accounts receivable	20,742	(23,697)
Inventory	(156,087)	(154,840)
Prepaid expenses	(595,630)	(81,339)
Other current assets	-	11,163
Accounts payable	1,888,568	(174,278)
Accrued liabilities	228,020	37,434
Right of use liabilities, net	(49,656)	(24,641)
Net cash used in operating activities	(15,970,878)	(21,402,786)
Cash flows from investing activities:
Purchase of property and equipment	(4,914)	(3,644,950)
Deposits	-	(416,012)
Net cash used in investing activities	(4,914)	(4,060,962)
Cash flows from financing activities:
Proceeds from simple agreement for future equity	2,666,953	12,885,001
Proceeds from notes payable	750,000	2,500,000
Repayments of notes payable	(1,750,000)	(250,000)
Proceeds from convertible notes payable	2,798,410	-
Proceeds from notes payable, related party	519,000	-
Repayments of notes payable, related party	(449,000)	-
Proceeds from lease liability financing	-	4,455,852
Repayment of lease liability financing	(1,713,518)	(378,524)
Issuance of restricted common stock, net of repurchases	(3)	1,278
Issuance of common stock pursuant to Merger and private placement, net of offering costs	10,444,987	-
Issuance of Series Seed preferred stock	-	999,999
Net cash provided by financing activities	13,266,829	20,213,606
Net change in cash and cash equivalents	(2,708,963)	(5,250,142)
Cash and cash equivalents at beginning of year	2,715,719	7,965,861
Cash and cash equivalents at end of year	6,756	2,715,719

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$507,193	$622,730

Supplemental disclosure of non-cash investing and financing activities:
Restricted stock award liability	$-	$162,747
Derivative liability in connection with convertible note	$601,000	$-
Debt discount issued as accrued liability	$63,840	$-
Conversion of simple agreement for future equity into common stock	$17,490,404	$-
Conversion of convertible note and derivative into common stock in connection with Merger	$3,751,875	$-
Warrants issued in connection with note payable	$991,000	$49,000
Subscription receivable	$-	$165,719

See accompanying notes to these consolidated financial statements.

Serve Robotics Inc.

Notes to the Consolidated Financial Statements

1.	NATURE OF OPERATIONS, HISTORY, ORGANIZATION AND BUSINESS

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

On July 31, 2023, Patricia’s wholly-owned subsidiary, Serve Acquisition Corp., a corporation formed in the State of Delaware on July 10, 2023 (“Acquisition Sub”), merged with and into the Company. Pursuant to this transaction (the “Merger”), the Company was the surviving corporation and became Patricia’s wholly owned subsidiary, and all of the outstanding stock of Serve was converted into shares of Patricia’s common stock. All of Serve’s outstanding warrants and options were assumed by Patricia. In addition, on July 31, 2023, the board of directors of Patricia Acquisition Corp., a Delaware corporation incorporated on November 9, 2020 (“Patricia”) and all of its pre-Merger stockholders approved a restated certificate of incorporation, which was effective upon its filing with the Secretary of State of the State of Delaware on July 31, 2023, and through which Patricia changed its name to “Serve Robotics Inc.” Following the consummation of the Merger, Serve changed its name to “Serve Operating Co.”

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

2.	GOING CONERN

The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained net losses of $24,813,736 and $21,855,127 during the years ended December 31, 2023 and 2022, respectively, and had cash used in operations of $15,970,878 during the year ended December 31, 2023. The Company requires additional capital to operate and expects losses to continue for the foreseeable future. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern until it reaches profitability is dependent upon its ability to generate cash from operating activities and to raise additional capital to fund operations. Management plans to raise additional capital to fund operations through debt and/or equity financings. Through the issuance date of the consolidated financial statements, the Company has raised $5.0 million in convertible promissory notes (see Note 13). Our failure to raise additional capital could have a negative impact on not only our financial condition but also our ability to execute our business plan. No assurance can be given that the Company will be successful in these efforts. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company may not be able to obtain financing on acceptable terms, or at all.

Serve Robotics Inc.

Notes to the Consolidated Financial Statements

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

The merger was accounted for as a reverse-merger, and recapitalization in accordance with generally accepted accounting principles in the United States (“GAAP”). Serve Robotics Inc. was the acquirer for financial reporting purposes and Patricia was the acquired company. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the merger are those of Serve Robotics Inc. and have been recorded at the historical cost basis of Serve Robotics Inc., and the financial statements after completion of the merger include the assets and liabilities of Patricia and Serve Robotics Inc., historical operations of Serve Robotics Inc. and operations of Patricia from the closing date of the merger. Common stock and the corresponding capital amounts of Patricia pre-merger were retroactively restated as capital stock shares reflecting the exchange ratio in the merger. In conjunction with the merger, the Company received no cash and assumed no liabilities from Patricia Acquisition Corp.

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

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accounting and reporting policies of the Company conform to GAAP. The Company’s fiscal year is December 31.

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Serve Operating Co. and Serve Robotics Canada Inc. All inter-company transactions and balances have been eliminated on consolidation.

Serve Robotics Inc.

Notes to the Consolidated Financial Statements

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, impairment of long-lived assets, right-of-use assets and liabilities, stock-based compensation and allocation of costs of revenue. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company generally maintains balances in various operating accounts at financial institutions that management believes to be of high credit quality, in amounts that may exceed federally insured limits. The Company has not experienced any losses related to its cash and cash equivalents and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. As of December 31, 2023 and 2022, the Company’s cash and cash equivalents were held at one accredited financial institution.

Concentrations

During the years ended December 31, 2023 and 2022, one customer accounted for 71% and 50% of revenue, respectively. The loss of this customer may have a material effect on the Company.

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

Serve Robotics Inc.

Notes to the Consolidated Financial Statements

The carrying values of the Company’s accounts receivable, prepaid expenses and accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

See Notes 5 and 8 for fair value disclosures of future equity obligations.

Accounts Receivable

Accounts receivable are derived from services delivered to customers and are stated at their net realizable value. The Company accounts for allowance for doubtful accounts under Accounting Standards Codification (“ASC”) 310-10-35. Each month, the Company reviews its receivables on a customer-by-customer basis and evaluates whether an allowance for doubtful accounts is necessary based on any known or perceived collection issues. Any balances that are eventually deemed uncollectible are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2023 and 2022, the Company determined there was no allowance for doubtful accounts necessary.

Inventory

Inventory is stated at the lower of cost or market value and accounted for using the specific identification cost method. As of December 31, 2023 and 2022, inventory primarily consists of robotic component parts from the Company’s suppliers. Management reviews its inventory for obsolescence and impairment annually and did not record a reserve for obsolete inventory for the years ended December 31, 2023 and 2022.

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

At December 31, 2023, management determined that certain events and circumstances occurred that indicated that the carrying value of the Company’s robot assets may not be recoverable. Based on the undiscounted cash flows over the remaining depreciable life, management determined an impairment of the remaining carrying value totaling $1,468,995 was necessary.

Serve Robotics Inc.

Notes to the Consolidated Financial Statements

Deferred Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 with regards to offering costs. Prior to the completion of an offering, offering costs are capitalized. The deferred offering costs are charged to additional paid-in capital or as a discount to debt, as applicable, upon the completion of an offering or to expense if the offering is not completed. As of December 31, 2023 and 2022, there were no deferred offering costs.

Convertible Instruments

GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule is when the host instrument is deemed to be conventional as that term is described under applicable GAAP.

Subscription Receivable

The Company records stock issuances at the effective date. If the subscription is not funded upon issuance, the Company records a subscription receivable as an asset on a balance sheet, except when subscription receivable is not received prior to the issuance of financial statements at a reporting date in satisfaction of the requirements under ASC 505-10-45-2, in which case, the subscription is reclassified as a contra account to stockholders’ equity (deficit) on the consolidated balance sheet.

Accounting for Preferred Stock

ASC 480, Distinguishing Liabilities from Equity, includes standards for how an issuer of equity (including equity shares issued by consolidated entities) classifies and measures on its consolidated balance sheet certain financial instruments with characteristics of both liabilities and equity.

Management is required to determine the presentation for the preferred stock as a result of the redemption and conversion provisions, among other provisions in the agreement. Specifically, management is required to determine whether the embedded conversion feature in the preferred stock is clearly and closely related to the host instrument, and whether the bifurcation of the conversion feature is required and whether the conversion feature should be accounted for as a derivative instrument. If the host instrument and conversion feature are determined to be clearly and closely related (both more akin to equity), derivative liability accounting under ASC 815, Derivatives and Hedging, is not required. Management determined that the host contract of the preferred stock is more akin to equity, and accordingly, liability accounting is not required by the Company. The Company has presented preferred stock within stockholders’ equity.

Costs incurred directly for the issuance of the preferred stock are recorded as a reduction of gross proceeds received by the Company, resulting in a discount to the preferred stock. The discount is not amortized.

Serve Robotics Inc.

Notes to the Consolidated Financial Statements

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”). The Company measures all stock-based awards granted to employees, directors and non-employee consultants based on the fair value on the date of the grant and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. For awards with service-based vesting conditions, the Company records the expense for using the straight-line method. For awards with performance-based vesting conditions, the Company records the expense if and when the Company concludes that it is probable that the performance condition will be achieved.

The Company classifies stock-based compensation expense in its statement of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company historically has been a private company and lacks company-specific historical and implied volatility information for its stock. Therefore, it estimates its expected stock price volatility based on the historical volatility of publicly traded peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future. Forfeitures are recognized as incurred. Determining the appropriate fair value of stock-based awards requires the input of subjective assumptions. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, stock-based compensation expense could be materially different for future awards.

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

Serve Robotics Inc.

Notes to the Consolidated Financial Statements

During the year ended December 31, 2023, delivery revenue was $146,462, branding fees were $45,250 and other revenue was $15,833, respectively. During the year ended December 31, 2022, delivery revenue was $54,423 and branding fees were $53,575, respectively.

Cost of Revenue

Cost of revenue consists primarily of allocations of depreciation on robot assets used for revenue-producing activities, personnel time related to revenue-producing activities, and costs related to data, software and similar costs that allow the robots to function as intended and for the Company to communicate with the robots while in service.

Sales and Marketing

Sales and marketing expenses include personnel costs and public relations expenses. Advertising costs are expensed as incurred and included in sales and marketing expenses. Advertising expense were approximately $184,000 and $128,000 for the years ended December 31, 2023 and 2022, respectively.

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

Leases

The Company accounts for leases under ASC 842 – Leases. The company does not apply the recognition requirements for leases with a term of twelve months or less.

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

Serve Robotics Inc.

Notes to the Consolidated Financial Statements

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

Renewal option periods are included within the lease term and the associated payments are recognized in the measurement of the operating ROU asset and operating lease liability when they are at our discretion and considered reasonably certain of being exercised. Over the lease term, the Company uses the effective interest rate method to account for the lease liability as lease payments are made and the ROU asset is amortized in a manner that results in straight-line expense recognition. (See Note 12).

Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is unlikely that the deferred tax assets will not be realized. We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. In accordance with ASC 740-10, for those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, the Company’s policy will be to record the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the financial statements.

Net Loss per Share

Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. As all potentially dilutive securities are anti-dilutive as of December 31, 2023 and 2022, diluted net loss per share is the same as basic net loss per share for each year. Potentially dilutive items outstanding as of December 31, 2023 and 2022 is as follows:

	December 31,
	2023	2022
Series Seed preferred stock (convertible to common stock)	-	3,091,672
Series Seed-1 preferred stock (convertible to common stock)	-	2,440,412
Series Seed-2 preferred stock (convertible to common stock)	-	2,088,696
Series Seed-3 preferred stock (convertible to common stock)	-	357,836
Common stock warrants	1,090,272	54,203
Preferred stock warrants	-	128,819
Stock options	1,515,386	861,309
Unvested restricted common stock	324,019	-
Total potentially dilutive shares	2,929,677	9,022,947

Serve Robotics Inc.

Notes to the Consolidated Financial Statements

Excluded in the table of December 31, 2022 are the number of shares that would be issuable upon the conversion of Simple Agreements for Future Equity, for which the number of shares are indeterminable as of December 31, 2022. Upon consummation of the Merger, all outstanding SAFEs were converted into 4,372,601 shares of common stock (see Notes 5, 8 and 9).

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

5.	FAIR VALUE MEASUREMENTS

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows:

Fair Value Measurements as of December 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Simple agreement for future equity	$-	$-	$-	$-
Derivative liability	-	-	-	-
	$-	$-	$-	$-

	Fair Value Measurements as of December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Simple agreement for future equity	$-	$-	$13,150,745	$13,150,745
	$-	$-	$13,150,745	$13,150,745

Simple Agreements for Future Equity

The Company measures the simple agreements for future equity (“SAFE” or “SAFEs”) at fair value based on significant inputs not observable in the market, which causes it to be classified as a Level 3 measurement within the fair value hierarchy. The valuation of the future equity obligations uses assumptions and estimates the Company believes would be made by a market participant in making the same valuation. The Company assesses these assumptions and estimates on an on-going basis as additional data impacting the assumptions and estimates are obtained. Changes in the fair value of the simple agreements for future equity related to updated assumptions and estimates are recognized within the statements of operations.

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

Serve Robotics Inc.

Notes to the Consolidated Financial Statements

As of December 31, 2022, the Company assumed a 85% probability of a liquidity and/or equity financing events as the primary ultimate settlement outcomes of the future equity obligations. Immediately prior to the Merger, the Company revalued the remaining outstanding SAFEs using a 100% probability of an equity financing and $4.00 as the fair value of the underlying common stock (see Note 9). Upon the Merger, the SAFEs converted into 4,372,601 shares of common stock at a fair value of $17,490,404.

Derivative Liability

In connection with the Company’s convertible notes, the Company recorded a derivative liability (see Note 7). The estimated fair value of the derivative liability is recorded using significant unobservable measures and other fair value inputs and is therefore classified as a Level 3 financial instrument.

The fair value of the derivative liability is valued using a probability-weighted scenario analysis utilizing the terms of the notes and assumptions regarding cash settlement or conversion to equity. Immediately prior to the Merger, the Company determined a 100% probability of conversion into equity.

The following table sets forth a summary of changes in the fair value of our Level 3 financial instrument liabilities for the years ended December 31, 2023 and 2022:

	Simple Agreement For	Embedded Derivative
	Future Equity	Liability	Total
Outstanding as of December 31, 2021	$-	$-	$-
Issuance of simple agreements for future equity	12,885,001	-	12,885,001
Change in fair value	265,744	-	265,744
Outstanding as of December 31, 2021	13,150,745	-	13,150,745
Issuance of simple agreements for future equity	2,666,953	-	2,666,953
Issuance of embedded derivative liability	-	601,000	601,000
Change in fair value	1,672,706	149,000	1,821,706
Conversion to common stock upon Merger	(17,490,404)	(750,000)	(18,240,404)
Outstanding as of December 31, 2023	$-	$-	$-

6.	PROPERTY AND EQUIPMENT, NET

The following is a summary of property and equipment:

	December 31,
	2023	2022
Office equipment	$250,661	$245,747
Robot assets	2,092,293	3,561,288
Total	2,342,954	3,807,035
Less: accumulated depreciation	(2,294,532)	(430,608)
Property and equipment, net	$48,422	$3,376,427

Depreciation expense was $1,863,924 and $388,139 for the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023, the Company fully impaired the carrying amount of the robot assets pursuant to its annual impairment assessment. The Company recorded an impairment expense of $1,468,995.

Serve Robotics Inc.

Notes to the Consolidated Financial Statements

7.	NOTE PAYABLE

Silicon Valley Bank

In March 2022, the Company entered into a promissory note with Silicon Valley Bank (“SVB”) for a principal amount of $2,500,000. The note matures on March 1, 2025 and bears interest at the greater of 3.25% or prime rate. The loan had interest-only payments through September 2022, and then requires monthly principal payments of $83,333, plus interest, beginning October 2022. During the years ended December 31, 2023 and 2022, the Company made repayments of $1,000,000 and $250,000, and $1,250,000 and $2,250,000 remained outstanding, all respectively. Interest expense was $72,639 and $58,463 for the years ended December 31, 2023 and 2022, respectively, all of which were paid. The note is subject to subordination related to financed assets of the Company.

In connection with the note, the Company issued SVB 40,292 warrants to purchase common stock. The warrants have an exercise price of $0.49 per share, are immediately exercisable and have a term of 12 years. The fair value of the warrant was $49,000, which was recognized as a debt discount and will be amortized to interest expense over the life of the note. During the years ended December 31, 2023 and 2022, amortization of debt discount was $16,333 and $13,600, respectively. During 2023, SVB exercised 40,292 warrants through a cashless exercise, which resulted in the issuance of 17,518 shares of the Company’s common stock.

As of December 31, 2023 and 2022, note payable, net of unamortized discount of $19,067 and $35,400, was $1,230,933 and 2,214,600, all respectively.

Short-Term Notes

Prior to the Merger, the Company received $750,000 in proceeds from short-term notes. The loans accrued interest on the unpaid principal amount at a rate of 18% per annum. Each holder of the notes (with the exception of one) was entitled to an exit fee equal to 16% of the stated principal amount of such holder’s note, less the total amount of interest that accrued on such note prior to the closing of the Merger (the “Exit Fee”). Upon the Merger, the Company fully repaid the notes and exit fee for a total of $870,015.

Convertible Note Payable

In April 2023, the Company entered into bridge financing totaling $3,001,500 in principal for which the Company received $2,798,410 in net proceeds (the “April Notes”), after deducting offering costs of $203,090. The April Notes bore interest at 10% per annum and were payable six months from the date of the bridge financing, subject to conversion. The April Notes were convertible into shares of common stock at a conversion price equal to 80% of the price per the PIPE offering (the “Private Placement”), which initially closed simultaneously with the Merger on July 31, 2023 (see Note 9). Upon the closing of the Merger and the initial closing of the Private Placement, the outstanding principal amount of the Bridge Notes was automatically converted into 937,961 shares of common stock at a conversion price of $3.20 per share. Furthermore, accrued interest on the April Notes were forgiven; therefore, no interest was recognized as of the closing of the Merger.

Serve Robotics Inc.

Notes to the Consolidated Financial Statements

The Company evaluated the terms of the conversion features of the April Notes as noted above in accordance with ASC Topic No. 815 – 40, Derivatives and Hedging – Contracts in Entity’s Own Stock, and determined they are not indexed to the Company’s common stock and that the conversion feature, which is akin to a redemption feature, meet the definition of a liability. The notes contain an indeterminate number of shares to settle with conversion options outside of the Company’s control. Therefore, the Company bifurcated the conversion feature and accounted for it as a separate derivative liability. Upon issuance of the April Notes, the Company recognized a derivative liability at a fair value of $601,000 (see Note 5), which was recorded as a debt discount and was amortized over the life of the notes. Upon the Merger and the Private Placement, the derivative liability had a fair value of $750,000, which was recorded to additional paid-in capital in connection with the conversion of the underlying notes.

For the year ended December 31, 2023, the Company amortized $804,465 of the debt discount to interest expense. Upon the Merger, the outstanding balances were converted to 937,961 shares of common stock, and there were no remaining balances due.

In connection with the April Notes, the Company recorded a charge of $991,000 based on contingent warrants issued upon conversion. See Note 10.

Note Payable – Related Party

In June and July 2023, the Company issued senior secured promissory notes with its Chief Executive Officer for which the Company received $449,000 in proceeds. The notes bore interest at 7.67% per annum.

In connection with these notes, the Company agreed to pay an exit fee upon repayment of the note equal to 16% of the principal, less the total interest that accrued until repayment. Upon the Merger, the Company fully repaid the notes and exit fee for a total of $520,840.

In December 2023, the Company issued a senior secured promissory note to its Chief Executive Officer for which Serve received $70,000 in proceeds. The note bore interest at 7.67% per annum. The note was outstanding as of December 31, 2023 and fully repaid on January 3, 2024.

8.	FUTURE EQUITY OBLIGATIONS

During 2022, the Company issued SAFEs for an aggregate purchase amount of $12,885,001 to investors of Serve (the “2022 SAFEs”). The 2022 agreements, which provide the right of the investors to future equity in the Company, were subject to a valuation cap of $65.0 million with an 80% discount rate for $2,300,000 of the purchase amount with the remaining agreements being uncapped with a 90% discount rate. The agreements had a discount rate of 80%.

In 2023, the Company entered into SAFEs for aggregate purchase amounts of $2,666,953. The 2023 agreements, which provide the right of the investors to future equity in the Company, were subject to a valuation cap of $65 million. The agreements had a discount rate of 80%.

Serve Robotics Inc.

Notes to the Consolidated Financial Statements

In 2023, the terms of certain 2022 SAFE agreements were modified where previously uncapped agreements were amended to a valuation cap of $80 million. Furthermore, the discount rates were amended from 90% to 80%. The amendments were accounted for as a modification. The SAFEs were marked-to-market, and the effects of modification was included in the change in fair value of SAFEs for the year ended December 31, 2023.

Upon the Merger in July 2023, all remaining outstanding SAFEs were converted into 4,372,601 shares of common stock.

As of December 31, 2023 and 2022, the fair value of SAFEs was $0 and $13,150,745, respectively. See Note 6 for fair value disclosures.

9.	STOCKHOLDERS’ EQUITY

Preferred Stock

Before the consummation of the Merger, the Company had issued Series Seed, Series Seed-1, Series Seed-2 and Series Seed-3 convertible preferred stock (collectively referred to as “Pre-Merger Preferred Stock”). The Company’s certificate of incorporation, as amended and restated, had authorized the Company to issue a total of 10,090,150 shares of Pre-Merger Preferred Stock, of which 4,008,079 shares were designated as Series Seed Preferred Stock, 3,037,227 shares were designated as Series Seed-1 Preferred Stock, 2,599,497 shares were designated as Series Seed-2 Preferred Stock and 445,347 shares were designated as Series Seed-3 Preferred Stock. The Preferred Stock have a par value of $0.0001 per share.

The liquidation preferences were as follows:

	December 31,
	2023	2022
Series Seed preferred stock	$-	$11,999,997
Series Seed-1 preferred stock	-	3,699,950
Series Seed-2 preferred stock	-	5,674,962
Series Seed-3 preferred stock	-	1,250,000
	$-	$22,624,909

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

Serve Robotics Inc.

Notes to the Consolidated Financial Statements

Dividend Rights

Subject to applicable law and the rights and preferences, if any, of any holders of any outstanding series of preferred stock, the holders of our common stock are entitled to receive dividends if our Board, in its discretion, determines to issue dividends and then only at the times and in the amounts that our Board may determine, payable either in cash, in property or in shares of capital stock.

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

Upon consummation of the Merger, all outstanding SAFEs were converted into 4,372,601 shares of common stock (see Notes 5 and 8).

Upon consummation of the Merger, the outstanding convertible note was converted into 937,961 shares of common stock (see Note 7).

Upon consummation of the Merger, all shares of Serve Preferred Stock were converted into 7,978,616 shares of common stock.

On October 26, 2023, the Company completed a subsequent closing of the Private Placement and issued 143,531 shares of common stock for gross proceeds of $547,123, or $4.00 per share. The Company received $529,127 in net proceeds.

Serve Robotics Inc.

Notes to the Consolidated Financial Statements

Restricted Common Stock

During 2022, the Company issued 338,121 shares of restricted common stock for recourse notes totaling $164,116. The shares were issued with a corresponding note receivable, a recourse loan that was collateralized by the underlying shares. The Company plans to enforce the recourse terms for the holders. As such, in accordance with ASC 505-10-45-2, the Company recognized a subscription receivable of $165,719, inclusive of interest on the note, which is included as a contra-equity on the consolidated balance sheets. The Company recorded a corresponding restricted stock award liability of $162,747 for the potential settlement if the call right for the shares of restricted common stock is exercised and unvested shares repurchased. The Company reduced the liability and increased additional paid-in capital for the value of the note associated with vested shares no longer subject to the call right. During the years ended December 31, 2023 and 2022, 11,194 and 2,820 shares of restricted common stock vested for a value of $13,735 and $4,250, all respectively. As of December 31, 2023 and 2022, the subscription receivable balance was $169,616 and 165,719 and the corresponding restricted stock award liability were $158,617 and 162,747, all respectively.

Prior to December 31, 2023, the Company has issued 6,842,490 shares of common stock subject to vesting requirements, whereby the Company can repurchase unvested shares at its option upon an employees termination. As of December 31, 2023, 2,877,761 shares remained unvested and will vest over approximately 1.6 years.

During the years ended December 31, 2023 and 2022, the Company recorded stock-based compensation pertaining to vesting of restricted common stock of $263,893 and $141,446, respectively. Total unrecognized compensation cost related to non-vested restricted common stock amounted to approximately $638,000 as of December 31, 2023.

During the years ended December 31, 2023 and 2022, the Company repurchased restricted stock awards of 319,118 and 287,591 shares of common stock, respectively, for nominal value.

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

In connection with the April Notes (see Note 7), the Company granted each holder warrants to purchase common stock equal to 50% of the number of shares of common stock into which the loan is convertible at an exercise price of $3.20 per share. Furthermore, the Company granted warrants to the Bridge Brokers equal to 8% of the number of shares of common stock into which April Notes, other than those purchased by insider investors, would convert at the closing of the Merger, with an exercise price of $3.20 per share. As the issuance of the warrants noted above were contingent on the closing of the Merger, they were not considered granted until July 31, 2023. Upon the closing of the Merger, the Company issued 468,971 warrants to the holders of the April Notes and 74,662 warrants to the Bridge Brokers. The Company calculated the fair value of the warrants using a Black-Scholes pricing model. The Company valued the warrants using a common stock fair value of $4.00, exercise price of $3.20 per share, a term of five years, a volatility of 75% and a risk-free interest rate of 4.18%. The Company recognized a note discount for $991,000 in relation to the warrants, which was immediately recognized in interest expense as of the note conversion date on July 31, 2023. As of December 31, 2023, all of the warrants were outstanding and were immediately exercisable.

In connection with the Private Placement as of December 31, 2023, the Company granted an additional 403,909 warrants to purchase common stock to the placement agents. Of these, 153,909 warrants had an exercise price of $4.00 per share and 250,000 warrants had an exercise price of $0.001 per share. The warrants are immediately exercisable. The warrants are both an increase to additional paid-in capital and net against the proceeds of the offering for a net zero effect to additional paid-in capital.

As of December 31, 2023, there were an aggregate of 1,090,272 warrants to purchase common stock outstanding with a weighted-average exercise price of $2.67 per share and a weighted-average remaining term of 3.2 years.

Serve Robotics Inc.

Notes to the Consolidated Financial Statements

10.	STOCK-BASED COMPENSATION

2023 Equity Incentive Plan

The 2023 Equity Incentive Plan (the “2023 Plan”) permits the grant of incentive stock options, nonstatutory stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”) and stock bonus awards (all such types of awards, collectively, “stock awards”).

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

The number of shares available for issuance under the 2023 Plan may, at the discretion of the Plan Administrator (as defined below), be increased on October 1st of each fiscal year beginning with the 2023 fiscal year until the 2023 Plan terminates, in each case, in an amount equal to the lesser of (i) at the discretion of our Board, 4% of the shares of common stock issued and outstanding on the last day of the immediately preceding month on a fully-diluted and as-converted basis and (ii) such other number of shares determined by our Board.

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

Serve Robotics 2021 Equity Incentive Plan

The Company has adopted the Serve Robotics 2021 Equity Incentive Plan (“2021 Plan”), as amended and restated, which provides for the grant of shares of stock options and stock appreciation rights (“SARs”) and restricted common shares to employees, non-employee directors, and non-employee consultants. The number of shares authorized by the 2021 Plan was 4,870,663 shares as of December 31, 2023. The option exercise price generally may not be less than the underlying stock’s fair market value at the date of the grant and generally have a term of ten years. The amounts granted each calendar year to an employee or non-employee is limited depending on the type of award. As of December 31, 2023, there were 38,582 shares available for grant under the 2021 Plan. Stock options granted under the 2021 Plan typically vest over a four-year period, with a one-year cliff as well as via specified milestones.

Serve Robotics Inc.

Notes to the Consolidated Financial Statements

A summary of information related to stock options for the years ended December 31, 2023 and 2022 is as follows:

	Options	Weighted Average Exercise Price	Intrinsic Value
Outstanding as of December 31, 2021	590,073	$0.49	$-
Granted	639,682	$0.49
Exercised	-	-
Forfeited	(368,446)
Outstanding as of December 31, 2022	861,309	$0.49	$-
Granted	765,477	$0.75
Exercised	-	-
Forfeited	(111,400)	$0.60
Outstanding as of December 31, 2023	1,515,386	$0.61	$5,111,928
Exercisable as of December 31, 2023	722,264	$0.66	$2,413,853
Exercisable and expected to vest at December 31, 2023	1,515,386	$0.61	$5,111,928

As of December 31, 2023, the weighted average duration to expiration of outstanding options was 8.50 years.

Stock-based compensation expense for stock options of $280,482 and $57,860 was recognized for the years ended December 31, 2023 and 2022, respectively. Total unrecognized compensation cost related to non-vested stock option awards amounted to approximately $356,000 as of December 31, 2023, which will be recognized over a weighted average period of 2.50 years.

The stock options were valued using the Black-Scholes pricing model using the range of inputs as indicated below:

	Years Ended
	December 31,
	2023	2022
Risk-free interest rate	3.58% - 3.91%	2.98%
Expected term (in years)	5.52-6.27	6.0-6.3
Expected volatility	75.0%	79.1%
Expected dividend yield	0%	0%

The weighted average grant date fair value of options granted during 2023 and 2023 were $0.41 and $0.27, respectively.

Classification

Stock-based compensation expense for stock options and restricted common stock (Note 9) was classified in the statements of operations as follows:

	Years Ended
	December 31,
	2023	2022
General and administrative	$59,002	$23,650
Operations	49,139	14,625
Research and development	416,838	152,739
Sales and marketing	19,396	4,042
	$544,375	$195,056

Serve Robotics Inc.

Notes to the Consolidated Financial Statements

11.	INCOME TAXES

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate primarily to net operating loss carryforwards and temporary differences from capitalized research and development costs under tax purposes. As of December 31, 2023 and 2022, the Company had net deferred tax assets before valuation allowance of $14,412,164 and $9,026,439, respectively. The following table presents the deferred tax assets and liabilities by source:

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$11,896,550	$8,940,441
Capitalized research and development costs	2,516,557	-
Other temporary differences	(943)	85,998
Valuation allowance	(14,412,164)	(9,026,439)
Net deferred tax assets	$-	$-

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The Company assessed the need for a valuation allowance against its net deferred tax assets and determined a full valuation allowance is required due to taxable losses for the periods ended 2023 and 2022, cumulative losses through December 31, 2022, and no history of generating taxable income. Therefore, valuation allowances of $14,412,164 and $9,026,439 were recorded as of December 31, 2023 and 2022, respectively. Valuation allowance increased by $5,385,725 and $6,043,682 during the periods ended December 31, 2023 and 2022, respectively. Deferred tax assets were calculated using the Company’s combined effective tax rate, which it estimated to be 28.0%. The effective rate is reduced to 0% due to the full valuation allowance on its net deferred tax assets.

The Company’s ability to utilize net operating loss carryforwards will depend on its ability to generate adequate future taxable income. At December 31, 2023 and 2022, the Company had net operating loss carryforwards available to offset future taxable income in the amount of $42,321,416 and $31,805,199, respectively, and net operating loss carryforwards do not expire under current tax regulations.

The Company has evaluated its income tax positions and has determined that it does not have any uncertain tax positions. The Company will recognize interest and penalties related to any uncertain tax positions through its income tax expense.

The Company may in the future become subject to federal, state and local income taxation though it has not been since its inception, other than minimum state tax. The Company is not presently subject to any income tax audit in any taxing jurisdiction, though its 2021-2023 tax years remain open to examination.

12.	COMMITMENTS AND CONTINGENCIES

Leases – Right of Use Asset and Liability

The Company has three leases for office and warehouse space with monthly ranging from $9,862 to $18,358, and terms expiring prior to August 31, 2025.

Serve Robotics Inc.

Notes to the Consolidated Financial Statements

The components of lease costs are as follows:

		Years Ended
	Financial Statement	December 31,
Type	Line Item	2023	2022
Operating lease	General and administrative	$49,810	$621,388
Operating lease	Operations	665,961	-
Operating lease	Research and development	217,890	-
Total lease costs		$933,661	$621,388

Supplemental cash flow information related to leases are as follows:

	Years Ended
	December 31,
	2023	2022
Operating cash flows paid for operating leases	$550,470	$381,457
Right-of-use assets obtained in exchange for operating lease obligations	$-	$1,535,230

Supplemental information related to leases are as follows:

	December 31,
	2023	2022
Weighted-average remaining lease term (in years)	1.30	2.30
Weighted-average discount rate	7.25%	7.25%

Future minimum payments under operating leases as of December 31, 2023, are as follows:

2024	$527,983
2025	214,775
Total undiscounted future cash flows	742,758
Less: imputed interest	(34,614)
Total	$708,144

Finance Lease – Failed Sales-Leaseback

In November 2022, the Company entered into a lease agreement with Farnam Capital for its second-generation of robot assets. As per ASC 842-40-25-1, the transaction was considered a failed sales-leaseback and therefore the lease was accounted for as a financing agreement. In total, the Company received proceeds of $4,455,852 related to robot assets constructed with the same value that are held as collateral. The agreement calls for monthly payments through October 31, 2024 of $189,262 and required a security deposit of $378,524. During the years ended December 31, 2023 and 2022, the Company made repayments totaling $1,713,521 and $378,524, respectively. The outstanding liability at December 31, 2023 and 2022 was $2,363,807 and $4,077,328, respectively. The Company has the option to purchase the assets at the end of the lease for 45% of the original equipment cost, and there was a partial purchase of 20%. In December 2023, the Company entered into a modification that would modify and extend the lease payments subject to certain conditions being met; however, based on the terms of the modification as of December 31, 2023, all remaining lease payments were to be in 2024.

Minimum Purchase Commitments

On December 31, 2021, the Company entered into a strategic supply agreement with a manufacturer of component parts used for the Company’s robot assets. The agreement calls for a minimum of $2.30 million in purchases over a two-year period ending December 2023. At the end of the two-year period, the vendor may invoice the Company for any shortfall in orders. As of December 31, 2023, the minimum purchase commitment was extended one year.

Contingencies

The Company may be subject to pending legal proceedings and regulatory actions in the ordinary course of business. The results of such proceedings cannot be predicted with certainty, but the Company does not anticipate that the final outcome arising out of any such matters will have a material adverse effect on its business, financial condition or results of operations.

Serve Robotics Inc.

Notes to the Consolidated Financial Statements

13.	SUBSEQUENT EVENTS

Management has evaluated subsequent events through February 29, 2024, the date the condensed financial statements were available to be issued. Based on this evaluation, no material events were identified which require adjustment or disclosure in these condensed financial statements, other than as reported below.

Convertible Debt

At an initial closing on January 2, 2024 and subsequent closings on January 12, 2024, January 22, 2024 and January 26, 2024, the Company issued to certain accredited investors convertible promissory notes, for which the Company received an aggregate of $5.0 million in proceeds. The convertible promissory notes bear interest at a rate of 6.00% per year, compounded annually, and are due and payable upon request by each investor on or after the 12-month anniversary of the original issuance date of each note. The Company may not prepay or repay the notes in cash without the consent of the investors. The notes convert upon a qualified offering into common stock at the lesser of the price paid per share multiplied by 75% or the quotient resulting from dividing $80,000,000 by the outstanding shares of common stock on a fully diluted basis prior to the financing. If the Company consummates a financing that does not constitute a qualified financing, the holders can elect to treat such as a qualified financing and convert at the same terms as if such was a qualified financing. The holders may also elect to convert, at any time, at a quotient by dividing $80,000,000 by the outstanding shares of common stock on a fully diluted basis.

License and Services Agreement

On February 20, 2024, Serve entered into a License and Services Agreement (the “LSA”) with Magna New Mobility USA, Inc. (“Magna”) as a part of a strategic partnership with Magna. Pursuant to the LSA, Serve, as an independent contractor of Magna, agreed to (i) grant a non-exclusive license to the Serve AMR Technology in the Licensed Fields of Use (each as defined in the LSA) to Magna and its affiliates and (ii) provide all reasonable engineering, technical and related support services that Magna may request from time to time in writing and in furtherance of commercialization of the Serve AMR Technology and products (including software) using, practicing, or incorporating the Serve AMR Technology, and manufactured using, practicing or incorporating the Serve AMR Technology (such services and support, the “Development Services”). Except as expressly set forth in the LSA, any Development Services shall be provided under the MSA (as defined below) and, if expired or terminated, under terms and conditions that are consistent with the terms therein. The term of the LSA will continue unless terminated by either party pursuant to and in accordance with the terms and conditions set forth in the LSA.

Master Services Agreement

On February 1, 2024, Serve entered into a Master Services Agreement (the “MSA”) with Magna, retroactively effective as of January 15, 2024 (the “Effective Date”). Pursuant to the MSA, Serve agreed to provide certain services to Magna as described in one or more statements of work (“SOWs”). Such SOWs will contain a description of the scope, the time to be spent on performance, the fees to be paid to Serve, the functional requirements and technical specifications and, to the extent applicable, the timetable, schedule or milestones for the performance of the requested services. Serve and Magna entered into the first SOW on the Effective Date. The term of the MSA commenced on the Effective Date and will continue for a term of three months, unless terminated earlier or mutually extended in accordance with its terms.

In connection with the strategic partnership with Magna, on February 7, 2024, we issued to Magna a warrant (the “Magna Warrant”) to purchase up to 2,145,000 shares of our common stock (the “Magna Warrant Shares”), subject to adjustments as provided therein, at an exercise price of $0.01 per share.

The Magna Warrant will be exercisable in two equal tranches: (i) the first tranche will become exercisable no later than May 15, 2024, subject to certain conditions; and (ii) the second tranche will become exercisable upon Magna’s achievement of a certain manufacturing milestone as set forth in a production and purchase agreement to be entered into with respect to the contract manufacturing of our autonomous delivery robots by Magna or its affiliates. Notwithstanding the foregoing, the Magna Warrant Shares will vest and become exercisable upon any “change of control” (as defined in the Magna Warrant).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2023, the end of the period covered by this report on Form 10-K. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

As of December 31, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective.

Management’s Report on Internal Control Over Financial Reporting

This report does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) as allowed by the SEC for reverse acquisitions between an issuer and a private operating company when it is not possible to conduct an assessment of the private operating company’s internal control over financial reporting in the period between the consummation date of the reverse acquisition and the date of management’s assessment of internal control over financial reporting (pursuant to Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations).

As discussed elsewhere in this report, we consummated the Merger on July 31, 2023, pursuant to which we acquired Serve and its subsidiary. Prior to the Merger, we were a “shell company” (as defined in Rule 12b-2 under the Exchange Act). As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as our operations prior to the Merger were insignificant compared to those of the consolidated entity post-Merger. The design of our internal control over financial reporting following the Merger has required and will continue to require significant time and resources from management and other personnel. Because of this, the design and ongoing development of our framework for implementation and evaluation of internal control over financial reporting is in its preliminary stages. If management were to conduct an assessment regarding our internal control over financial reporting, however, its scope would include the criteria set forth by the Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on an initial assessment, we concluded that our internal control over financial reporting was not effective as of December 31, 2023, because of the material weakness described below.

Material Weaknesses in Internal Control Over Financial Reporting

Although management did not conduct a formal assessment of internal control over financial reporting, in connection with the audits of our consolidated financial statements for the years ended December 31, 2023, and 2022, management has identified material weaknesses in internal control over financial reporting. Prior to the Merger, our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties. Therefore, management concluded that we did not have a comprehensive and formalized accounting and financial reporting policies and procedures manual which details the information needed for our financial reporting process and that we did not have a robust review process by which management could monitor for potential errors or technical accounting requirements, which have resulted in material weaknesses in internal control over financial reporting as of December 31, 2023.

We intend to take measures to remediate the aforementioned material weaknesses, including, but not limited to, increasing the capacity of our qualified financial personnel to ensure that accounting policies and procedures are consistent across the organization and that we have adequate control over our Exchange Act reporting disclosures and implementing a formal policies and procedures manual for accounting and financial reporting. The material weaknesses will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. Our management will monitor the effectiveness of our remediation plans and will make changes management determines to be appropriate.

Changes in Internal Controls over Financial Reporting

During the quarter ended December 31, 2023, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the fiscal quarter ended December 31, 2023, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table provides information regarding our executive officers and directors as of February 23, 2024:

Name	Age	Positions
Executive Officers
Ali Kashani	39	Chief Executive Officer and Chairman of the Board
Touraj Parang	51	President, Chief Operating Officer and Director
April Pannell	41	Chief Financial Officer
Euan Abraham	47	Senior Vice President of Hardware Engineering

Non-Employee Directors
James Buckly Jordan(2)(3)	43	Director
Sarfraz Maredia	40	Director
Ali Pourdad(1)(2)	42	Director
Olivier Vincent(2)(3)	59	Director

(1)	Member of the nominating and governance committee.

(2)	Member of the audit committee.

(3)	Member of the compensation committee.

Executive Officers

Ali Kashani co-founded Serve Robotics Inc. in January 2021 and has served as its Chief Executive Officer and a member of the board of directors of Serve since then. Prior to co-founding Serve, he served as Vice President of Postmates Inc., an on-demand food delivery platform, from July 2017 to January 2021. Dr. Kashani received both his Bachelor of Science in Computer Engineering and his Doctorate in Robotics from the University of British Columbia. Dr. Kashani has served on the Board since the Company’s formation, and we believe he is qualified to remain on the Board due to the institutional knowledge he brings as Co-Founder and Chief Executive Officer of the Company and his business and robotics experience.

Touraj Parang has served as Serve’s Chief Operating Officer and as a member of the Board since March 2021, and was appointed President of Serve in July 2022. Prior to joining Serve, Mr. Parang worked at GoDaddy Inc. (NYSE: GDDY) from May 2014 to March 2021, where he began as Senior Director of Corporate Development and most recently served as Vice President of Corporate Development. Mr. Parang received his Bachelor of Arts in Philosophy and Economics from Stanford University and his Juris Doctorate from Yale Law School. We believe that Mr. Parang is qualified to serve on the Serve’s Board due to his extensive experience with early-stage startups and prior leadership role at a publicly traded company.

Euan Abraham has served as Serve’s Senior Vice President of Hardware Engineering since January 2022. Prior to joining Serve, Mr. Abraham served as Senior Vice President, Hardware Engineering at Latch, Inc. (NASDAQ: LTCH) from October 2018 to September 2021. Prior to that, he served as Vice President, Hardware Engineering at GoPro, Inc. (NASDAQ: GPRO) from October 2015 to October 2018. Mr. Abraham received his Bachelor of Engineering at the University of Sheffield.

April Pannell has served as Serve’s Chief Financial Officer since May 1, 2023. Ms. Pannell has also served as Managing Partner and Director of AKW Financial since January 2019 and previously served as Chief Financial Officer and Global Controller of Fluitec, a company that provides green treatment solutions for hydraulic fluids, from August 2011 to December 2018. Ms. Pannell holds a Bachelors degree in Accounting from American International College.

Non-Employee Directors

James Buckly Jordan has served as a member of Serve’s Board since October 2021. Mr. Jordan founded Vebu Labs, a food robotics and automation solutions company, in October 2018 and has served as its Chief Executive Officer since then. He is also the co-founder of Miso Robotics, a food robotics company, which he co-founded in 2016 and for which he currently serves as the acting President and Chairman of the Board of Directors. Mr. Jordan also founded Canyon Creek Capital, a venture capital fund, in July 2018 and has served as its Managing Partner since then. He received his Bachelor of Arts in Political Science from Indiana University and his Master of Business Administration from the University of California, Los Angeles Anderson School of Management. We believe Mr. Jordan is qualified to serve on our Board due to his early-stage investment experience in technology companies.

Sarfraz Maredia has served as a member of our Board since July 2023. Since September 2014, Mr. Maredia has been employed at Uber, most recently as Vice President for Delivery and Head of Americas at Uber, where he leads the largest segment of Uber Eats’ marketplace business across the United States, Canada, and Latin America as well as overseeing Postmates. In September 2011, Mr. Maredia joined IQVIA (formerly IMS Health), a global information and technology services company focused on healthcare, where he was promoted to and served as Vice President of Corporate Development until September 2014. He previously advised technology clients as a management consultant at Bain & Company and worked as a private equity and public markets investor at TPG and Dodge & Cox, respectively. Mr. Maredia received his Bachelor’s Degree in Finance from the University of Texas at Austin. We believe that Mr. Maredia’s unique position leading one of the world’s largest on-demand delivery platforms, and his experience in leadership, operations, finance, and technology qualify him to serve on the Board.

Ali Pourdad has served as a member of our Board since July 2023. Since March 2021, Mr. Pourdad has served as Chief Executive Officer of Quantfury Trading Limited, a global financial technology broker-dealer headquartered in the Bahamas (“Quantfury”). Prior to being named Chief Executive Officer, Mr. Pourdad was an advisor to Quantfury from September 2019 to March 2021. From January 2013 to September 2019, Mr. Pourdad served as Chief Executive Officer of Progressa, a consumer financial technology company. Mr. Pourdad is a Canadian Chartered Professional Accountant and holds a Bachelors degree in Finance from Simon Fraser University. We believe that Mr. Pourdad is qualified to serve on our Board due to his prior board experience and significant public company audit experience, including for NYSE and TSX listed companies.

Olivier Vincent has served as a member of our Board since July 2023. Mr. Vincent co-founded and has served as Chief Executive Officer of Autozen Technology Ltd., a marketplace start-up in the automobile world since March 2020. Prior to joining Autozen, Mr. Vincent served as Chief Executive Officer of Spliqs, an AI technology company from January 2019 until March 2020. From December 2016 until January 2019, Mr. Vincent served as President of WeatherBug, a weather application. Mr. Vincent has served on the board of directors of Wishpond Technologies Ltd., a Canadian public company traded on the TSX (OTCMKTS: WPNDF), since December 2020. Mr. Vincent holds a Masters of Engineering in Computer Science from Ecole Nationale Superieure de Techniques Avancées (ENSTA) Paris and a Masters of Business, Entrepreneurship from Hautes Etudes Commerciales (HEC) Paris. We believe that Mr. Vincent is qualified to serve on our Board due to his experience growing and managing technology companies.

Corporate Governance

Appointment of Officers

Our executive officers are appointed by, and serve at the discretion of, our Board provided, however, that the Board may empower the Chief Executive Officer of the Company to appoint any officer other than the Chief Executive Officer, the President, the Chief Financial Officer or the Treasurer.

Board Composition

Our Board currently consists of six members: James Buckly Jordan, Ali Kashani, Sarfraz Maredia, Touraj Parang, Ali Pourdad and Olivier Vincent.

Each of our current directors will continue to serve until the election and qualification of his or her successor, or his or her earlier death, resignation, disqualification or removal.

Classified Board of Directors

Our Board consists of six members, divided into three classes of directors, designated Class I, Class II and Class III, with staggered three-year terms. At each annual meeting of stockholders, a class of directors will be elected for a three-year term to succeed the same class whose term is then expiring. As a result, only one class of directors will be elected at each annual meeting of our stockholders, with the other classes continuing for the remainder of their respective three-year terms. Our current directors are divided among the three classes as follows:

●	the Class I directors are Sarfraz Maredia and Ali Pourdad, and their terms will expire at the 2024 annual meeting of stockholders;

●	the Class II directors are James Buckly Jordan and Olivier Vincent, and their terms will expire at the 2025 annual meeting of stockholders; and

●	the Class III directors are Ali Kashani and Touraj Parang, and their terms will expire at the 2026 annual meeting of stockholders.

Each director’s term continues until the election and qualification of his or her successor, or his or her earlier death, resignation, disqualification or removal. Our amended and restated certificate of incorporation and amended and amended and restated bylaws authorize, subject to the special rights of the holders of any series of preferred stock to elect directors, only our Board to fill vacancies on the Board. Any increase or decrease in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. This classification of our Board may have the effect of delaying or preventing changes in control of our Company.

Director Independence

We evaluate independence by the standards for director independence set forth in Nasdaq’s listing requirements. The Nasdaq independence definition includes a series of objective tests, including that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his or her family members has engaged in various types of business dealings with us. Under such rules, our Board has determined that all members of the Board except Ali Kashani and Touraj Parang are independent directors. In making such independence determination, our Board considered the relationships that each non-employee director has with us and all other facts and circumstances that our Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

Under the rules of Nasdaq, independent directors must comprise a majority of a listed company’s board of directors within a specified period of listing. In addition, rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and nominating, governance, and corporate responsibility committees be independent. Under such rules, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or (2) be an affiliated person of the listed company or any of its subsidiaries.

Our Board has undertaken a review of the independence of each director and considered whether each director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, our Board determined that Messrs. Jordan, Maredia, Pourdad and Vincent are “independent directors” as defined under the applicable rules and regulations of the SEC and the listing requirements and rules of Nasdaq. In making these determinations, our Board reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and current and prior relationships as they may relate to us and our management, including the beneficial ownership of our capital stock by each non-employee director and the transactions involving them described in Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence of this report.

Family Relationships

There are no family relationships by between or among the members of the Board or other executive officers of the Company.

Committees of the Board of Directors

Our Board has an audit committee, a compensation committee, and a nominating and governance committee, each of which, pursuant to its respective charter, have the composition and responsibilities described below. Members serve on these committees until their resignation or until otherwise determined by our Board.

Audit Committee

Our audit committee is composed of Messrs. Jordan, Pourdad and Vincent. Mr. Pourdad is the chair of our audit committee. Each member of our audit committee is financially literate. Our Board has determined that each member of our audit committee is independent within the meaning of the Nasdaq director independence standards and applicable rules of the SEC for audit committee members. Our Board has also determined that Mr. Pourdad qualifies as an “audit committee financial expert” under the rules of the SEC.

The primary purpose of our audit committee is to discharge the responsibilities of the Board with respect to our corporate accounting and financial reporting processes, systems of internal control and financial statement audits and to oversee our independent registered public accounting firm. The principal functions of our audit committee include, among other things:

●	helping the Board oversee our corporate accounting and financial reporting processes;

●	managing the selection, engagement, qualifications, independence, and performance of a qualified firm to serve as the independent registered public accounting firm to audit our financial statements;

●	reviewing and discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, our interim and year-end operating results;

●	obtaining and reviewing a report by the independent registered public accounting firm at least annually that describes our internal quality control procedures, any material issues with such procedures and any steps taken to deal with such issues when required by applicable law;

●	establishing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;

●	overseeing our policies on risk assessment and risk management;

●	overseeing compliance with our code of business conduct and ethics;

●	reviewing related person transactions; and

●	approving or, as required, pre-approving audit and permissible non-audit services to be performed by the independent registered public accounting firm.

Compensation Committee

Our compensation committee is composed of Messrs. Jordan and Vincent. Mr. Vincent is the chair of our compensation committee. The primary purpose of our compensation committee is to discharge the responsibilities of the Board in overseeing our compensation policies, plans and programs and to review and determine the compensation to be paid to our executive officers, directors and other senior management, as appropriate. The principal functions of our compensation committee include, among other things:

●	reviewing, approving and determining, or making recommendations to the Board regarding, the compensation of our chief executive officer, other executive officers and senior management;

●	reviewing, evaluating and recommending to the Board succession plans for our executive officers;

●	reviewing and recommending to the Board the compensation paid to our non-employee directors;

●	administering our equity incentive plans and other benefit programs;

●	reviewing, adopting, amending and terminating incentive compensation and equity plans, severance agreements, profit sharing plans, bonus plans, change-of-control protections and any other compensatory arrangements for our executive officers and other senior management; and

●	reviewing and establishing general policies relating to compensation and benefits of our employees, including our overall compensation philosophy.

Each member of our compensation committee is a non-employee director as defined in Rule 16b-3 of the Exchange Act. Our Board has also determined that each member of our compensation committee is also an independent director within the meanings of Nasdaq’s director independence standards and applicable SEC rules.

Nominating and Governance Committee

Our nominating and governance committee is composed of Ali Pourdad who also serves as the chair of our nominating and governance committee. Our nominating and governance committee’s principal functions include, among other things:

●	identifying and evaluating candidates, including the nomination of incumbent directors for reelection and nominees recommended by stockholders, to serve on the Board;

●	considering and making recommendations to the Board regarding the composition and chairmanship of the committees of the Board;

●	instituting plans or programs for the continuing education of the Board and the orientation of new directors;

●	developing and making recommendations to the Board regarding corporate governance guidelines and matters;

●	overseeing our corporate governance practices;

●	overseeing periodic evaluations of the Board’ performance, including committees of the Board; and

●	contributing to succession planning.

Compensation Committee Interlocks and Insider Participation

None of the members of the compensation committee is currently, or has been at any time, one of our officers or employees. In addition, none of our executive officers has served as a member of the board of directors, or as a member of the compensation or similar committee, of any entity that has one or more executive officers who served on our Board.

Code of Business Conduct and Ethics

The Board has adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Business Conduct and Ethics is available under the “Investors” tab of our website at https://www.serverobotics.com/investors. In addition, we intend to post under the “Investors” tab on our website all disclosures that are required by law relating to any amendments to, or waivers from, any provision of the Code of Business Conduct and Ethics.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities.

To our knowledge, based solely upon a review of Forms 3, 4, and 5 filed with the SEC during the fiscal year ended December 31, 2023, we believe that our directors, executive officers, and greater than 10% beneficial owners have complied with all applicable filing requirements during the fiscal year ended December 31, 2023.

Item 11. Executive Compensation

Information with respect to the Company’s directors and executive officers after the closing of the Merger is described in the Part III, Item 10. Directors, Executive Officers and Corporate Governance of this report.

Non-Employee Director Compensation Policy

Since our incorporation, no compensation has been earned or paid to Ian Jacobs or Mark Tompkins, who were our sole directors prior to the Merger. Serve became our wholly-owned subsidiary upon the closing of the Merger on July 31, 2023. In connection with the closing of the Merger, Messrs. Jacobs and Tompkins resigned from our board directors, and the current members were appointed to our Board, effective as of July 31, 2023.

On February 16, 2024, we adopted our Outside Director Compensation Policy (the “Director Compensation Policy”), effective as of January 1, 2024, pursuant to which we pay each non-employee director annual cash retainers and equity awards, as further described below.

Pursuant to the Director Compensation Policy, each non-employee director is entitled to receive an annual cash retainer for service on the Board and an additional annual cash retainer for service on each committee on which the non-employee director is a member. All annual cash retainers are paid quarterly in arrears. In addition, James Buckly Jordan, Ali Pourdad and Olivier Vincent will each receive an initial cash compensation in the amount of $11,250, payable on March 31, 2024. No compensation has previously been paid to our non-employee directors.

The fees paid to non-employee directors for service on the Board and for service on each committee of the Board of which the non-employee director is a member are as follows:

Annual Board Member Service Retainer

●	All non-employee directors: $20,000

Annual Committee Member Service Retainer

●	Member of the Audit Committee: $5,000

●	Member of the Compensation Committee: $5,000

●	Member of the Nominating and Corporate Governance Committee: $5,000

The Director Compensation Policy provides that at each annual stockholder meeting following a non-employee director’s appointment to the Board and subject to such non-employee director’s service on the Board since December 31st of the calendar year prior to such annual meeting, each non-employee director will be granted an option to purchase 20,000 shares of our common stock under the 2023 Plan, which will vest in full upon the earlier of the first anniversary of the date of grant or the next annual stockholder meeting, prorated for partial quarters of service (including the initial quarter of service), subject to the applicable non-employee director’s continuous service through the applicable vesting date; provided that if we do not have an effective Form S-8 registration statement on file with the SEC with sufficient shares available to cover the applicable equity award as of the date such award is granted (an “Effective S-8”), the grant of such equity award shall be delayed until such time there is an Effective S-8.

Notwithstanding the foregoing, for each non-employee director who remains in continuous service as a member of our Board until immediately prior to the consummation of a change in control, any unvested portion of an equity award granted in consideration of such non-employee director’s service as a member of our Board will vest in full immediately prior to, and contingent upon, the consummation of a change in control.

The Director Compensation Policy further provides that upon consummation of our initial public offering and listing of our common stock on The Nasdaq Stock Market, LLC or the New York Stock Exchange, each non-employee director would be granted an option to purchase 20,000 shares of common stock under the 2023 Plan (each, an “Initial Equity Grant”). Each Initial Grant shall vest in full on the one-year anniversary of the date of grant, subject to the applicable the non-employee director’s continued service as a member of the Board through such date; provided that if we do not have an Effective S-8, the grant of such equity award shall be delayed until such time as there is an Effective S-8. Our Board will have discretion to grant additional equity awards to certain non-employee directors for services that exceed the expectations for a non-employee director or for other circumstances determined to be appropriate by our Board. We also reimburse our directors for their reasonable out-of-pocket expenses in connection with attending meetings of our Board and Board committees.

The non-employee director compensation program is intended to provide a total compensation package that enables us to attract and retain qualified and experienced individuals to serve as directors and to align our directors’ interests with those of our stockholders.

Executive Compensation

Throughout this section, unless otherwise noted, “we,” “us,” “our,” “Company” and similar terms refer to Serve prior to the closing of the Merger, and to the Company and its subsidiaries after the closing of the Merger.

This section discusses the material components of the executive compensation program for the Company’s named executive officers who appear in the “2023 Summary Compensation Table” below. In 2023, the “named executive officers” and their positions with the Company were as follows:

●	Ali Kashani: Chief Executive Officer

●	Touraj Parang: President & Chief Operating Officer

●	Euan Abraham: Senior Vice President of Hardware Engineering

This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from the currently planned programs summarized in this discussion.

2023 Summary Compensation Table

The following table sets forth information concerning the compensation of the named executive officers for the year ended December 31, 2023.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Ali Kashani	2023	105,738	—	—	36,984	—	—	142,722
Chief Executive Officer	2022	192,992	—	—	—	—	—	192,992
Touraj Parang	2023	238,500	—	—	11,655	—	—	250,155
President & Chief Operating Officer	2022	260,583	—	—	—	—	—	260,583
Euan Abraham	2023	270,000	—	—	10,393	—	—	280,393
Senior Vice President of Hardware Engineering	2022	295,000	—	—	—	—	—	295,000

(1)	Stock awards and option awards are reported at aggregate grant date fair value in the year granted, as determined in accordance with the provisions of FASB ASC Topic 718. For the assumptions used in valuing these awards for purposes of computing this expense, please see Note 10 of the Company’s financial statements for the year ended December 31, 2023.

Salaries

In fiscal year 2023, Dr. Kashani, Mr. Parang, and Mr. Abraham received an annual base salary of $105,738, $238,500, and $270,000, respectively, to compensate them for services rendered to Serve. In fiscal year 2022, Dr. Kashani, Mr. Parang, and Mr. Abraham received an annual base salary of $192,991, $260,583, and $295,000, respectively, to compensate them for services rendered to Serve. The base salary payable to each of Dr. Kashani, Mr. Parang, and Mr. Abraham was intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities.

Equity Awards

On April 27, 2021, Dr. Kashani purchased 1,499,866 shares of Serve common stock for an aggregate purchase price of $1,866.67 (the “Kashani Time-Based Award”). On May 6, 2021, Mr. Parang purchased 535,163 shares of Serve common stock for an aggregate purchase price of $828.92 (the “Parang Time-Based Award”). On December 23, 2021, Mr. Abraham was granted an option to purchase 200,875 shares of Serve common stock (the “Abraham Time-Based Award” and together with the Kashani Time-Based Award and the Parang Time-Based Award, the “Time-Based Awards”). The Kashani Time-Based Award, the Parang Time-Based Award, and the Abraham Time-Based Award are each scheduled to vest as to 25% of the shares on February 18, 2022, March 22, 2022, and November 1, 2022, respectively, and as to 1/48th of the shares monthly over the 36 month-period thereafter, subject to the executive’s continued employment through each vesting date.

On April 27, 2021, Dr. Kashani purchased 749,933 shares of Serve common stock for an aggregate purchase price of $933.34 (the “Kashani Milestone-Based Award”). On May 6, 2021, Mr. Parang purchased 267,581 shares of Serve common stock for an aggregate purchase price of $414.46 (the “Parang Milestone-Based Award”). On December 23, 2021, Mr. Abraham was granted an option to purchase 100,437 shares of Serve common stock (the “Abraham Milestone-Based Award” and together with the Kashani Milestone-Based Award and the Parang Milestone-Based Award, the “Milestone-Based Awards”).

The Milestone-Based Awards are each scheduled to vest as to 1/48th of the shares monthly over the 48 month-period following the achievement of a milestone prior to September 30, 2022. Between October and November 2022, the Board retroactively amended the vesting schedule to permit the 48-month vesting period to run from June 15, 2022, regardless of milestone achievement.

On June 6, 2023, Dr. Kashani, Mr. Parang and Mr. Abraham were each granted an option to purchase 45,182, 11,403, and 12,909 shares of Serve common stock, which fully vested on the one-month anniversary of the closing of the Merger, subject to the executive’s continued employment through the vesting date. In addition, on June 6, 2023, Dr. Kashani, Mr. Parang and Mr. Abraham were each granted an option to purchase 19,373, 8,451, and 4,795 shares of Serve common stock, which are scheduled to vest as to 1/48th of the option shares on July 1, 2023 and monthly thereafter, subject to the executive’s continued employment through each vesting date.

Serve 2021 Stock Plan

General. Serve’s board of directors originally adopted, and Serve’s stockholders approved, the Serve Robotics Inc. 2021 Stock Plan (the “2021 Stock Plan”) in 2021. The 2021 Stock Plan provided for the grant of incentive stock options to Serve employees (and employees of any parent or subsidiary of Serve) and for the grant of non-statutory stock options, restricted stock and restricted stock purchase rights to Serve employees, directors and consultants (and employees and consultants of any parent, subsidiary or affiliate of Serve). The Serve board of directors terminated the 2021 Stock Plan, effective as of and contingent upon the closing of the Merger. Following termination of the 2021 Stock Plan, no new awards will be granted under such plan, but previously granted awards will continue to be subject to the terms and conditions of the 2021 Stock Plan and the stock award agreements pursuant to which such awards were granted.

Plan Administration. The Serve board of directors has administered the 2021 Stock Plan.

Types of Awards. The 2021 Stock Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock and restricted stock purchase rights.

Stock Options. The Serve board of directors granted stock options under the 2021 Stock Plan. The exercise price per share applicable to such options was equal to at least the fair market value per share of Serve common stock on the date of grant. The term of options granted under the 2021 Stock Plan did not exceed 10 years; provided, however, that any incentive stock option granted to a participant who owned more than 10% of the total combined voting power of all classes of Serve stock, or of certain of Serve’s subsidiary corporations, did not have a term in excess of five years and had an exercise price per share of at least 110% of the fair market value per share of Serve common stock on the grant date. Subject to the provisions of the 2021 Stock Plan, the Serve board of directors determined the remaining terms of the options (e.g., vesting). After the termination of service of an employee, director or consultant, the participant may exercise his or her option, to the extent vested, for the period of time stated in his or her option agreement. Generally, if termination is due to death or disability, the option will remain exercisable for 12 months. In all other cases except for a termination for cause, the option will generally remain exercisable for three months following the termination of service. In the event of a termination for cause, the option will immediately terminate. However, in no event may an option be exercised later than the expiration of its term.

Restricted Stock. The Serve board of directors granted stock options under the 2021 Stock Plan. Subject to the provisions of the 2021 Stock Plan, the Serve board of directors determined the terms of the restricted stock, including the number of shares that the participant will be entitled to purchase, the price to be paid, if any, the time within which such participant must accept the offer to purchase the restricted stock, and the other terms applicable to the award. Unless the Serve board of directors determines otherwise, the restricted stock purchase agreement evidencing the award grants Serve a repurchase option exercisable upon the voluntary or involuntary termination of the participant’s service for any reason at a purchase price equal the original purchase price paid by the participant. The Serve board of directors determines the rate at which the repurchase option lapses. Once the restricted stock is purchased by the participant, the participant will have the rights equivalent to those of a holder of Serve capital stock, and shall be a record holder when his or her purchase and the issuance of the shares is entered upon the records of the duly authorized transfer agent of the Company.

Non-transferability of Awards. Unless the Serve board of directors provided otherwise, the 2021 Stock Plan generally did not allow for the transfer of awards or shares acquired pursuant to an award and only the recipient of an option may exercise such an award during his or her lifetime.

Certain Adjustments. In the event of certain corporate events or changes in Serve’s capitalization, to prevent diminution or enlargement of the benefits or potential benefits available under the 2021 Stock Plan, the Serve board of directors will make adjustments to the number of shares reserved for issuance under the 2021 Stock Plan, the exercise prices of and number of shares subject to each outstanding stock option and the purchase prices of and number of shares subject to each other outstanding stock award.

Corporate Transaction. The 2021 Stock Plan provides that in the event of certain significant corporate transactions, including: (i) a transfer of all or substantially all of Serve’s assets, (ii) a merger, consolidation or other capital reorganization or business combination transaction of Serve with or into another corporation, entity or person, or (iii) the consummation of a transaction, or series of related transactions, in which any person becomes the beneficial owner, directly or indirectly, of more than 50% of Serve’s then outstanding capital stock, each outstanding award will be treated as the Serve board of directors determines.

Amendment or Termination. Serve’s board of directors may amend or terminate the 2021 Stock Plan at any time, provided such action does not materially and adversely affect the rights of any participant without his or her consent. In addition, stockholder approval must be obtained to the extent necessary and desirable to comply with applicable laws. The Serve board of directors terminated the 2021 Stock Plan, effective as of and contingent upon the closing of the Merger. Following termination of the 2021 Stock Plan, no new awards will be granted under such plan, but previously granted awards will continue to be subject to the terms and conditions of the 2021 Stock Plan and the stock award agreements pursuant to which such awards were granted.

Benefits

In 2022, the Company provided benefits to its named executive officers on the same basis as provided to all of its employees, including medical, dental, vision, life and AD&D, and short- and long-term disability insurance, flexible spending accounts, vacation and paid holidays. The named executive officers are also eligible to participate in the Company’s 401(k) plan.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding each unexercised stock option or unvested stock award held by each named executive officer as of December 31, 2023.

	Option Awards(1)						Stock Awards(2)
Name	Grant Date		Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Option exercise price ($)(3)	Option expiration date ($)	Number of shares that have not vested (#)		Market value of shares that have not vested ($)(4)
Ali Kashani	4/27/2021		—	—	—	—	437,461	(5)	$1,749,844
	4/27/2021		—	—	—	—	468,708	(6)	$1,874,832
	6/7/2023	(8)	45,182	—	$0.95	6/6/2028	—		—
	6/7/2023	(9)	2,421	16,952	$0.95	6/6/2028	—		—
Touraj Parang	5/6/2021		—	—	—	—	167,238	(7)	$668,952
	5/6/2021		—	—	—	—	167,238	(6)	$668,952
	6/7/2023	(8)	11,403	—	$0.86	6/6/2033	—		—
	6/7/2023	(9)	1,055	7,396	$0.86	6/6/2033	—		—
Euan Abraham	12/23/2021	(10)	104,622	96,253	$0.49	12/22/2031	—		—
	12/23/2021	(11)	37,664	62,773	$0.49	12/22/2031	—		—
	6/7/2023	(8)	12,909	—	$0.86	6/6/2033	—		—
	6/7/2023	(9)	599	4,196	$0.86	6/6/2033	—		—

(1)	All stock options listed above cover shares of our common stock following the closing of the Merger and were granted under the 2021 Stock Plan.

(2)	All restricted shares listed above cover shares of our common stock following the closing of the Merger. The restricted shares held by Mr. Parang were issued pursuant to the 2021 Stock Plan, while the restricted shares held by Dr. Kashani were issued outside of the 2021 Stock Plan.

(3)	This column represents the fair market value of a share of Serve common stock on the date of grant, as determined by the Serve board of directors.

(4)	This column represents the number of unvested restricted shares outstanding as of December 31, 2023, multiplied by $4.00, which is the per share value of Serve common stock as of December 31, 2023that is based upon the purchase price per share of common stock in the Private Placement in July through October 2023.

(5)	The restricted shares are subject to a 4-year vesting schedule, with 25% of the shares vesting on February 18, 2022 and 1/48th of the shares vesting monthly over the 36 month-period thereafter, subject to the executive’s continued employment through each vesting date.

(6)	The restricted shares are subject to a 4-year vesting schedule running from the date the Board retroactively determined that vesting should run regardless of Milestone achievement, with 1/48th of the shares vesting on July 15, 2022 and monthly thereafter, subject to the executive’s continued employment through each vesting date.

(7)	The restricted shares are subject to a 4-year vesting schedule, with 25% of the shares vesting on March 22, 2022 and 1/48th of the shares vesting monthly over the 36 month-period thereafter, subject to the executive’s continued employment through each vesting date.

(8)	100% of the option shares vested and became exercisable on the one-month anniversary of the closing of the Merger, subject to the executive’s continued employment through the vesting date.

(9)	The options are subject to a 4-year vesting schedule, with 1/48th of the option shares vesting on July 1, 2023 and monthly thereafter, subject to the executive’s continued employment through each vesting date.

(10)	The options are subject to a 4-year vesting schedule, with 25% of the option shares vesting on November 1, 2022 and 1/48th of the option shares vesting monthly over the 36-month period thereafter, subject to the executive’s continued employment through each vesting date.

(11)	The options are subject to a 4-year vesting schedule running from the date the Board retroactively determined that vesting should run regardless of Milestone achievement, with 1/48th of the option shares vesting on July 15, 2022 and monthly thereafter, subject to the executive’s continued employment through each vesting date.

Executive Compensation Arrangements

Touraj Parang Offer Letter

On March 1, 2021, Serve entered into an offer letter with the Company’s President and Chief Operating Officer, Touraj Parang, pursuant to which Mr. Parang is entitled to an annual base salary of $250,000 per year.

Mr. Parang is eligible to participate in the Company employee benefits plans maintained by the Company and generally made available to similarly situated employees. Mr. Parang’s employment is “at-will” and may be terminated by either party at any time.

Subject to the approval of the Board, Mr. Parang will be granted the Parang Time-Based Equity Award which consists of restricted stock award to purchase 666,040 shares of the Company’s common stock. The Parang Time-Based Equity Award will vest over 4 years at the rate of 25% of the total number of the Parang Time-Based Equity Award shares on the one-year anniversary of Mr. Parang’s start date and 1/48th of the total number of the Parang Time-Based Equity Award shares on each monthly anniversary thereafter, subject to his continuous service with the Company through each vesting date. In addition, subject to the approval of the Board, Mr. Parang will be granted the Parang Milestone-Based Equity Award which consists of restricted stock award to purchase 333,020 shares of the Company’s common stock. Once the milestone is achieved, the Parang Milestone-Based Equity Award will vest over 4 years thereafter at the rate of 1/48th of the total number of Parang Milestone-Based Equity Award shares on each monthly anniversary of the Parang Milestone Achievement Date, subject to his continuous service with the Company through each vesting date. For additional information regarding the Parang Time-Based Award and Parang Milestone-Based Award, please see the section below titled “Potential Payments Upon Termination or Change in Control — Time-Based Awards and Milestone-Based Awards.”

Mr. Parang will continue to be employed by the Company under the terms of his offer letter with the Company.

For additional information regarding a termination payment letter entered into with Mr. Parang in fiscal year 2021, please see the section below titled “Potential Payments Upon Termination or Change in Control — Parang Termination Payment Letter.”

Euan Abraham Offer Letter

On October 7, 2021, Serve entered into an offer letter whereby Euan Abraham agreed to serve as the Company’s Senior Vice President of Hardware Engineering beginning January 1, 2022 pursuant to which Mr. Abraham is entitled to an annual base salary of $300,000 per year. In November 2022, Mr. Abraham’s annual base salary was adjusted to $240,000 per year.

Mr. Abraham is eligible to participate in the Company employee benefits plans maintained by the Company and generally made available to similarly situated employees. Mr. Abraham’s employment is “at-will” and may be terminated by either party at any time.

Mr. Abraham will continue to be employed by the Company under the terms of his offer letter with the Company.

Potential Payments Upon Termination or Change in Control

Time-Based Awards and Milestone-Based Awards

The Time-Based Awards and Milestone-Based Awards granted to Dr. Kashani and Mr. Parang will fully vest upon a termination of service by the Company without “cause” or upon the executive’s resignation for “good reason” (each, an “involuntary termination”). The acceleration of the Kashani Time-Based Award and the Kashani Milestone-Based Award is subject to Dr. Kashani’s return of all Company property in his possession within 10 business days following the date of involuntary termination and his execution of a general release of all claims that becomes effective no later than the 30th day after the date of involuntary termination.

In the event the applicable executive’s service with the Company terminates for any reason, any unvested shares subject to the Time-Based Awards and Milestone-Based Awards granted to Dr. Kashani and Mr. Parang may be repurchased by the Company within 3 months following the date of termination at the original purchase price paid for the shares. In addition, in the event the applicable executive’s service with the Company terminates for any reason on or prior to February 18, 2025, any vested shares subject to the Milestone-Based Awards granted to Dr. Kashani and Mr. Parang may be repurchased by the Company within 3 months following the date of termination at the lesser of (x) a purchase price per share of the Company’s common stock equal to $500 million divided by the then fully diluted capitalization of the Company or (y) the then current fair market value per share of the Company’s common stock (the “Award Call Option”).

For purposes of the Time-Based Awards and the Milestone-Based Awards granted to Dr. Kashani and Mr. Parang, “cause” means: (i) any material breach by the executive of any material written agreement between the executive and the Company and the executive’s failure to cure such breach within 30 days after receiving written notice thereof; (ii) any failure by the executive to comply with the Company’s material written policies or rules as they may be in effect from time to time; (iii) neglect or persistent unsatisfactory performance of the executive’s duties and the executive’s failure to cure such condition within 30 days after receiving written notice thereof; (iv) the executive’s repeated failure to follow reasonable and lawful instructions from the Board and the executive’s failure to cure such condition within 30 days after receiving written notice thereof; (v) the executive’s conviction of, or plea of guilty or nolo contendere to, any crime that results in, or is reasonably expected to result in, material harm to the business or reputation of the Company; (vi) the executive’s commission of or participation in an act of fraud against the Company; (vii) the executive’s intentional material damage to the Company’s business, property or reputation; or (viii) the executive’s unauthorized use or disclosure of any proprietary information or trade secrets of the Company or any other party to whom the executive owes an obligation of nondisclosure as a result of the executive’s relationship with the Company.

For purposes of the Kashani Time-Based Award and the Kashani Milestone-Based Award, “good reason” means the executive’s resignation due to the occurrence of any of the following conditions which occurs without the executive’s written consent, provided that the requirements regarding advance notice and an opportunity to cure set forth below are satisfied: (i) the executive’s then-current base salary is reduced by more than 10% (other than as part of an across-the-board salary reduction applicable to all similarly situated employees); (ii) a material reduction of the executive’s duties, authority, responsibilities or reporting relationship, relative to the executive’s duties, authority, responsibilities or reporting relationship as in effect immediately prior to such reduction; or (iii) the Company (or its successor) conditions the executive’s continued service on the executive being transferred to a site of employment that would increase the executive’s one-way commute by more than 50 miles from the executive’s then-principal residence. In order for the executive to resign for good reason, the executive must provide written notice to the Company of the existence of the good reason condition within 30 days of the initial existence of such condition. Upon receipt of such notice, the Company will have 30 days during which it may remedy the condition and not be required to provide for the acceleration described herein as a result of such proposed resignation. If the condition is not remedied within such 30-day period, the executive may resign based on the condition specified in the notice effective no later than 60 days following the expiration of the Company’s 30-day cure period.

For purposes of the Parang Time-Based Award and the Parang Milestone-Based Award, “good reason” means the executive’s resignation due to the occurrence of any of the following conditions which occurs without the executive’s written consent, provided that the requirements regarding advance notice and an opportunity to cure set forth below are satisfied: (i) a reduction of the executive’s then current base salary by 10% or more unless such reduction is part of a generalized salary reduction affecting similarly situated employees; (ii) a change in the executive’s position with the Company that materially reduces the executive’s duties, level of authority or responsibility; or (iii) the Company conditions the executive’s continued service with the Company on the executive’s being transferred to a site of employment that would increase the executive’s one-way commute by more than 35 miles from Purchaser’s then principal residence.

Parang Termination Payment Letter

On June 23, 2021, Serve entered into a termination payment letter agreement with Mr. Parang (the “Termination Payment Letter”), which provides that if (i) the Company terminates Mr. Parang’s service with the Company without cause on or prior to February 18, 2025 and (ii) the Company exercises its Award Call Option with respect to all or a portion of the Parang Milestone-Based Award, then the Company will pay Mr. Parang a termination payment equal to the product of (i) the shares repurchased by the Company pursuant to the Award Call Option, multiplied by (ii) the excess, if any, of (x) the purchase price per share of the Company’s common stock equal to $500 million divided by the Company’s then fully diluted capitalization as of the date of termination over (y) the per share fair market value of the Company’s common stock as of the date of termination. The termination payment will be paid in a lump sum on the first regularly scheduled payroll date after the 30th day following the date of termination. The termination payment is subject to Mr. Parang’s return of all Company property in his possession within 10 business days following the date of involuntary termination and his execution of a general release of all claims that becomes effective no later than the 30th day after the date of termination.

Kashani Termination Payment Letter

On September 27, 2021, Serve entered into a termination payment letter agreement with Dr. Kashani (the “Termination Payment Letter”), which provides that if (i) the Company terminates Dr. Kashani’s service with the Company without cause on or prior to February 18, 2025 and (ii) the Company exercises its Award Call Option with respect to all or a portion of the Kashani Milestone-Based Award, then the Company will pay Dr. Kashani a termination payment equal to the product of (i) the shares repurchased by the Company pursuant to the Award Call Option, multiplied by (ii) the excess, if any, of (x) the purchase price per share of the Company’s common stock equal to $500 million divided by the Company’s then fully diluted capitalization as of the date of termination over (y) the per share fair market value of the Company’s common stock as of the date of termination. The termination payment will be paid in a lump sum on the first regularly scheduled payroll date after the 30th day following the date of termination. The termination payment is subject to Dr. Kashani’s return of all Company property in his possession within 10 business days following the date of involuntary termination and his execution of a general release of all claims that becomes effective no later than the 30th day after the date of termination.

Compensation Recovery Policy

In accordance with the final rules adopted by the SEC and Nasdaq implementing the incentive-based compensation recovery provisions of the Dodd-Frank Act, our Board approved the Serve Robotics Inc. Compensation Recovery Policy, effective as of October 2, 2023, which provides that in the event the Company is required to restate any of its financial statements that have been filed with the SEC, then the Compensation Committee will seek to recover any erroneously awarded performance-based incentive-based compensation (including any performance-based cash and equity awards and salary increases earned wholly or in part based on the attainment of financial performance goals) received by any person who is or was a Section 16 officer during the three-fiscal year recovery period.

Description of the 2023 Equity Incentive Plan

Set forth below is a summary of the material features of the 2023 Plan. The 2023 Plan is set forth in its entirety as an exhibit to this report, and all descriptions of the 2023 Plan contained in this section are qualified by reference to the complete text of the 2023 Plan.

Purpose

The 2023 Plan is intended to (i) attract and retain the best available personnel to ensure our success and accomplish our goals, (ii) incentivize employees, directors and independent contractors with long-term equity-based compensation to align their interests with our stockholders, and (iii) promote the success of our business.

Types of Stock Awards

The 2023 Plan permits the grant of incentive stock options, nonstatutory stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”) and stock bonus awards (all such types of awards, collectively, “stock awards”).

Share Reserve

Number of Shares

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

The number of shares available for issuance under the 2023 Plan may, at the discretion of the Plan Administrator (as defined below), be increased on October 1st of each fiscal year beginning with the 2023 fiscal year until the 2023 Plan terminates, in each case, in an amount equal to the lesser of (i) at the discretion of our Board, 4% of the shares of common stock issued and outstanding on the last day of the immediately preceding month on a fully-diluted and as-converted basis and (ii) such other number of shares determined by our Board.

Lapsed Awards

To the extent, stock awards or awards or shares issued under the 2021 Plan that are assumed by the Company pursuant to the Merger Agreement (“Existing Plan Awards”) expire or are forfeited or becomes unexercisable for any reason without having been exercised in full, or are surrendered pursuant to an exchange program (as defined in the 2023 Plan), the unissued shares that were subject thereto shall continue to be available under the 2023 Plan for issuance pursuant to future stock awards. In addition, any shares which are retained by us upon exercise of a stock award or Existing Plan Award in order to satisfy the exercise or purchase price for such stock award or Existing Plan Award or any withholding taxes due with respect to such stock award or Existing Plan Award shall be treated as not issued and shall continue to be available under the 2023 Plan for issuance pursuant to future stock awards. Shares issued under the 2023 Plan or an Existing Plan Award and later forfeited to us due to the failure to vest or repurchased by us at the original purchase price paid to us for the shares (including without limitation upon forfeiture to or repurchase by us in connection with a participant ceasing to be a service provider) shall again be available for future grant under the 2023 Plan. To the extent a stock award under the 2023 Plan or Existing Plan Award is paid out in cash rather than shares, such cash payment will not result in reducing the number of shares available for issuance under the 2023 Plan.

Assumption or Substitution of Awards

The Plan Administrator (as defined below), from time to time, may determine to substitute or assume outstanding awards granted by another company, whether in connection with an acquisition of such other company or otherwise, by either: (a) assuming such award under the 2023 Plan or (b) granting a stock award under the 2023 Plan in substitution of such other company’s award. Such assumption or substitution will be permissible if the holder of the substituted or assumed award would have been eligible to be granted a stock award under the 2023 Plan if the other company had applied the rules of the 2023 Plan to such grant. In the event the Plan Administrator elects to assume an award granted by another company, subject to the requirements of Section 409A of the Code (“Section 409A”), the purchase price or the exercise price, as the case may be, and the number and nature of shares issuable upon exercise or settlement of any such stock award will be adjusted appropriately. In the event the Plan Administrator elects to grant a new option in substitution rather than assuming an existing option, such new option may be granted with a similarly adjusted exercise price. Any awards that are assumed or substituted under the 2023 Plan shall not reduce the number of shares authorized for grant under the 2023 Plan or authorized for grant to a participant in any fiscal year.

Eligibility

Employees, directors and independent contractors or our affiliates are all eligible to participate in the 2023 Plan. However, Incentive Stock Options may only be granted to employees.

Administration

The 2023 Plan is administered by our Board or a committee thereof, which committee will be constituted to satisfy applicable laws (the “Plan Administrator”). To the extent desirable to qualify transactions under the 2023 Plan as exempt under Rule 16b-3 of the Exchange Act, the transactions contemplated un the 2023 Plan will be structured to satisfy the requirements for exemption under Rule 16b-3.

Subject to the terms of the 2023 Plan, the Plan Administrator has the authority, in its discretion, to (i) determine the fair market value in accordance with the 2023 Plan; (ii) select the service providers to whom stock awards may be granted under the 2023 Plan; (iii) determine the number of shares to be covered by each stock award granted under the 2023 Plan; (iv) approve forms of stock award agreements for use under the 2023 Plan; (v) determine the terms and conditions, not inconsistent with the terms of the 2023 Plan, of any stock award granted thereunder; (vi) institute and determine the terms and conditions of an exchange program under the terms of the 2023 Plan (subject to stockholder approval); (vii) construe and interpret the terms of the 2023 Plan and stock awards granted pursuant to the 2023 Plan; (viii) correct any defect, supply any omission or reconcile any inconsistency in the 2023 Plan, any stock award or any award agreement; (ix) prescribe, amend and rescind rules and regulations relating to the 2023 Plan; (x) modify or amend each stock award (subject to the terms of the 2023 Plan); (xi) adjust performance goals to take into account changes in applicable laws or in accounting or tax rules, or such other extraordinary, unforeseeable, nonrecurring or infrequently occurring events or circumstances as the Plan Administrator deems necessary or appropriate to avoid windfalls or hardships; (xii) allow participants to satisfy tax withholding obligations in such manner as prescribed in the 2023 Plan; (xiii) authorize any person to execute on our behalf any instrument required to effect the grant of a stock award previously granted by the Plan Administrator; (xiv) allow a participant to defer the receipt of the payment of cash or the delivery of shares that would otherwise be due to such participant under a stock award; and (xv) make all other determinations deemed necessary or advisable for administering the 2023 Plan.

To the extent permitted by applicable law, the Plan Administrator, in its sole discretion and on such terms and conditions as it may provide, may delegate all or any part of its authority and powers under the 2023 Plan to one or more of our directors or officers. To the extent permitted by applicable laws, the Plan Administrator may delegate to one or more officers who may be (but are not required to be) insiders subject to Section 16 of the Exchange Act, the authority to do any of the following (i) designate employees who are not insiders to be recipients of stock awards, (ii) determine the number of shares to be subject to such stock awards granted to such designated employees, and (iii) take any and all actions on behalf of the Plan Administrator other than any actions that affect the amount or form of compensation of Insiders or have material tax, accounting, financial, human resource or legal consequences to us or our affiliates; provided, however, that the Plan Administrator resolutions regarding any delegation with respect to (i) and (ii) will specify the total number of shares that may be subject to the stock awards granted by such officer and that such officer may not grant a stock award to himself or herself. Any stock awards will be granted on the form of award agreement most recently approved for use by the Plan Administrator, unless otherwise provided in the resolutions approving the delegation authority.

The Plan Administrator will, in its sole discretion, determine the performance goals, if any, applicable to any stock award (including any adjustment(s) thereto that will be applied in determining the achievement of such performance goals) on or prior to the Determination Date (as defined in the 2023 Plan). The performance goals may differ from participant to participant and from stock award to stock award. The Plan Administrator shall determine and approve the extent to which such performance goals have been timely achieved and the extent to which the shares subject to such stock award have thereby been earned. Please refer to the discussion below under “—Performance Goals” for more information.

Stock awards granted to participants who are insiders subject to Section 16 of the Exchange Act must be approved by two or more “non-employee directors” of the Board (as defined in the regulations promulgated under Section 16 of the Exchange Act).

Stock Options

Each stock option will be designated in the stock award agreement as either an incentive stock option (which is entitled to potentially favorable tax treatment) or a nonstatutory stock option. However, notwithstanding such designation, to the extent that the aggregate fair market value of the shares with respect to which incentive stock options are exercisable for the first time by the participant during any calendar year exceeds $0.10 million, such stock options will be treated as nonstatutory stock options. Incentive stock options may only be granted to employees.

The term of each stock option will be stated in the stock award agreement. In the case of an incentive stock option, the term will be ten years from the date of grant or such shorter term as may be provided in the stock award agreement. Moreover, in the case of an incentive stock option granted to a participant who owns stock representing more than 10% of the total combined voting power of all classes of our stock or the stock of any subsidiary, the term of the incentive stock option will be five years from the date of grant or such shorter term as may be provided in the stock award agreement.

The per share exercise price for the shares to be issued pursuant to exercise of a stock option will be determined by the Plan Administrator, subject to the following: in the case of an incentive stock option (i) granted to an employee who, at the time the incentive stock option is granted, owns stock representing more than 10% of the voting power of all classes of our stock or the stock of any subsidiary, the per share exercise price will be no less than 110% of the fair market value per share on the date of grant; and (ii) granted to any other employee, the per share exercise price will be no less than 100% of the fair market value per share on the date of grant. In the case of a nonstatutory stock option, the per share exercise price will be no less than 100% of the fair market value per share on the date of grant. Notwithstanding the foregoing, stock options may be granted with a per share exercise price of less than 100% of the fair market value per share on the date of grant pursuant to a corporate reorganization, liquidation, etc., described in Section 424(a) of the Code.

At the time a stock option is granted, the Plan Administrator will fix the period within which the stock option may be exercised and will determine any conditions that must be satisfied before the stock option may be exercised. A stock option may become exercisable upon completion of a specified period of service with us or one of our affiliates and/or based on the achievement of performance goals during a performance period as set out in advance in the participant’s award agreement. If a stock option is exercisable based on the satisfaction of performance goals, then the Plan Administrator will: (x) determine the nature, length and starting date of any performance period for such stock option; (y) select the performance goals to be used to measure the performance; and (z) determine what additional vesting conditions, if any, should apply. Please refer to the discussion below under “—Performance Goals” for more information. The Plan Administrator will also determine the acceptable form of consideration for exercising a stock option, including the method of payment.

If a participant ceases to be a service provider other than for “Cause” (as defined in the 2023 Plan), the participant may exercise his or her stock option within such period of time as is specified in the stock award agreement to the extent that the stock option is vested on the date of termination (but in no event later than the expiration of the term of such stock option). In the absence of a specified time in the stock award agreement, to the extent vested as of a participant’s termination, the stock option will remain exercisable for 12 months following a termination for death or disability, and 3 months following a termination for any other reason. Any outstanding stock option (including any vested portion thereof) held by a participant shall immediately terminate in its entirety upon the participant being first notified of his or her termination for Cause.

Stock Appreciation Rights (SARs)

The Plan Administrator will determine the terms and conditions of each SAR, provided that the exercise price for each SAR will be no less than 100% of the fair market value of the underlying shares of common stock on the date of grant. An SAR may become exercisable upon completion of a specified period of service with us or one of our affiliates and/or based on the achievement of performance goals during a performance period as set out in advance in the participant’s award agreement. If an SAR is exercisable based on the satisfaction of performance goals, then the Plan Administrator will: (x) determine the nature, length and starting date of any performance period for such SAR; (y) select the performance goals to be used to measure the performance; and (z) determine what additional vesting conditions, if any, should apply. Please refer to the discussion below under “—Performance Goals” for more information. Upon exercise of an SAR, a participant will receive payment from us in an amount determined by multiplying the difference between the fair market value of a share on the date of exercise over the exercise price by the number of shares with respect to which the SAR is exercised. SARs may be paid in cash or shares of common stock, as determined by the Plan Administrator. SARs are exercisable at the times and on the terms established by the Plan Administrator.

Restricted Stock and RSUs

Restricted stock awards are grants of shares of common stock that are subject to various restrictions, including restrictions on transferability and forfeiture provisions. Shares of restricted stock will vest and the restrictions on such shares will lapse in accordance with terms and conditions established by the Plan Administrator. Each RSU is a bookkeeping entry representing an amount equal to the fair market value of one share of common stock. Restrictions may lapse upon the completion of a specified period of service with us or one of our affiliates and/or based on the achievement of performance goals during a performance period as set out in advance in the participant’s award agreement. If the unvested shares of restricted stock or RSUs are being earned upon the satisfaction of performance goals, then the Plan Administrator will: (x) determine the nature, length and starting date of any performance period for each unvested share or RSU; (y) select the performance goals to be used to measure the performance; and (z) determine what additional vesting conditions, if any, should apply.

In determining whether restricted stock or RSUs should be granted, and/or the vesting schedule for such a stock award, the Plan Administrator may impose whatever conditions on vesting as it determines to be appropriate. For example, the Plan Administrator may determine to grant restricted stock or RSUs only if performance goals established by the Plan Administrator are satisfied. Any performance goals may be applied on a Company-wide or an individual business unit basis, as determined by the Plan Administrator. Please refer to the discussion below under “—Performance Goals” for more information.

During the period of restriction, participants holding restricted stock may exercise full voting rights and will be entitled to receive all dividends and other distributions paid, in each case with respect to such shares unless the Plan Administrator determines otherwise. If any such dividends or distributions are paid in shares, the shares will be subject to the same restrictions, including without limitation restrictions on transferability and forfeitability, as the restricted stock with respect to which they were paid. During the period of restriction, such dividends or other distributions shall be subject to the same restrictions and risk of forfeiture as the shares of restricted stock with respect to which the dividends accrue and shall not be paid or distributed unless and until such related shares have vested and been earned.

During the vesting period, participants holding RSUs will hold no voting rights by virtue of such RSUs. The Plan Administrator may, in its sole discretion, award dividend equivalents in connection with the grant of RSUs that may be settled in cash, in shares of equivalent value, or in some combination thereof.

Stock Bonus Awards

A stock bonus award is an award of shares to an eligible person without a purchase price that is not subject to any restrictions. All stock bonus awards may but are not required to be made pursuant to an award agreement. The Plan Administrator will determine the number of shares to be awarded to the participant under a stock bonus award. Payment may be made in the form of cash, whole shares, or a combination thereof, based on the fair market value of the shares subject to the stock bonus award on the date of payment, as determined in the sole discretion of the Administrator.

Performance Goals

The Plan Administrator in its discretion may make performance goals applicable to a participant with respect to a stock award. In the Plan Administrator’s discretion, one or more of the following performance goals may apply: (1) sales or non-sales revenue; (2) return on revenues; (3) operating income; (4) income or earnings including operating income; (5) income or earnings before or after taxes, interest, depreciation and/or amortization; (6) income or earnings from continuing operations; (7) net income; (8) pre-tax income or after-tax income; (9) net income excluding amortization of intangible assets, depreciation and impairment of goodwill and intangible assets and/or excluding charges attributable to the adoption of new accounting pronouncements; (10) raising of financing or fundraising; (11) project financing; (12) revenue backlog; (13) gross margin; (14) operating margin or profit margin; (15) capital expenditures, cost targets, reductions and savings and expense management; (16) return on assets, return on investment, return on capital, or return on stockholder equity; (17) cash flow, free cash flow, cash flow return on investment, net cash provided by operations, or cash flow in excess of cost of capital; (18) performance warranty and/or guarantee claims; (19) stock price or total stockholder return; (20) earnings or book value per share; (21) economic value created; (22) pre-tax profit or after-tax profit; (23) strategic business criteria; (24) objective goals relating to divestitures, joint ventures, mergers, acquisitions and similar transactions; (25) objective goals relating to staff management, results from staff attitude and/or opinion surveys, staff satisfaction scores, staff safety, staff accident and/or injury rates, compliance, headcount, performance management, completion of critical staff training initiatives; (26) objective goals relating to projects; and (27) enterprise resource planning. Stock awards issued to participants may take into account other criteria (including subjective criteria).

Outside Director Limitations

Stock awards granted during a single fiscal year under the 2023 Plan or otherwise, taken together with any cash fees paid during such fiscal year for services on the Board, shall not exceed $0.50 million in total value for any non-employee director (“Outside Director”) (calculating the value of any such stock awards, in each case, based on the grant date fair value of such stock awards for financial reporting purposes). Such applicable limit shall include the value of any stock awards that are received in lieu of all or a portion of any annual committee cash retainers or other similar cash based payments. Stock awards granted to an individual while he or she was serving in the capacity as an employee or while he or she was an independent contractor but not an Outside Director will not count for purposes of these limitations.

Leaves of Absence / Transfer Between Locations

The Plan Administrator has the discretion to determine at any time whether and to what extent the vesting of stock awards shall be suspended during any leave of absence; provided that in the absence of such determination, vesting of stock awards will continue during any paid leave and will be suspended during any unpaid leave (unless otherwise required by applicable laws). A participant will not cease to be an employee in the case of (i) any leave of absence approved by the participant’s employer or (ii) transfers between our locations or between us and any subsidiary. If an employee holds an incentive stock option and such leave exceeds 3 months then, for purposes of incentive stock option status only, such employee’s service as an employee shall be deemed terminated on the first day following such 3 month period and the incentive stock option shall thereafter automatically be treated for tax purposes as a nonstatutory stock option in accordance with applicable laws, unless reemployment upon the expiration of such leave is guaranteed by contract or statute, or unless provided otherwise pursuant to a written Company policy.

Change in Time Commitment

In the event a participant’s regular level of time commitment in the performance of his or her services for us or one of our affiliates is reduced (for example, and without limitation, if the participant is an employee and the employee has a change in status from full-time to part-time or takes an extended leave of absence) after the date of grant of any stock award, the Plan Administrator, in its sole discretion, may (x) make a corresponding reduction in the number of shares or cash amount subject to any portion of such stock award that is scheduled to vest or become payable after the date of such change in time commitment, and (y) in lieu of or in combination with such a reduction, extend the vesting schedule applicable to such stock award (in accordance with Section 409A, as applicable). In the event of any such reduction, the participant will have no right with respect to any portion of the stock award that is so amended.

Nontransferability of Stock Awards

Unless determined otherwise by the Plan Administrator, a stock award may not be sold, pledged, assigned, hypothecated, transferred, or disposed of in any manner other than by will or by the laws of descent or distribution and may be exercised, during the lifetime of the participant, only by the participant. If the Plan Administrator makes a stock award transferable, such stock award will contain such additional terms and conditions as the Plan Administrator deems appropriate; provided, however, that in no event may any stock award be transferred for consideration to a third-party financial institution.

Recoupment Policy

The Plan Administrator may specify in an award agreement that the participant’s rights, payments, and/or benefits with respect to a stock award will be subject to reduction, cancellation, forfeiture, and/or recoupment upon the occurrence of certain specified events, in addition to any applicable vesting, performance or other conditions and restrictions of a stock award. Notwithstanding any provisions to the contrary under the 2023 Plan, a stock award granted under the 2023 Plan shall be subject to the Company’s clawback policy as may be established and/or amended from time to time, including the Compensation Recovery Policy. The Plan Administrator may require a participant to forfeit or return to and/or reimburse us for all or a portion of the stock award and/or shares issued under the stock award, any amounts paid under the stock award, and any payments or proceeds paid or provided upon disposition of the shares issued under the stock award, pursuant to the terms of such company policy or as necessary or appropriate to comply with applicable laws. For the avoidance of doubt, each participant will be subject to compliance with applicable laws, the Company’s Code of Business Conduct and Ethics, and the Company’s corporate policies, as applicable, including without limitation the Company’s Compensation Recovery Policy. Notwithstanding anything to the contrary herein, (i) compliance with applicable law, the Company’s Code of Business Conduct and Ethics, and the Company’s corporate policies, as applicable, will be a pre-condition to earning, or vesting in respect of, any award under the 2023 Plan and (ii) any awards under the 2023 Plan which are subject to the Company’s Compensation Recovery Policy will not be earned or vested, even if already granted, paid or settled, until the Company’s Compensation Recovery Policy ceases to apply to such awards and any other vesting conditions applicable to such awards are satisfied.

Adjustment

In the event of a stock split, reverse stock split, stock dividend, combination, consolidation, recapitalization or reclassification of the shares, subdivision of the shares, a rights offering, a reorganization, merger, spin-off, split-up, repurchase, or exchange of common stock or other securities of us or other significant corporate transaction, or other change affecting common stock occurs, the Plan Administrator, in order to prevent dilution, diminution or enlargement of the benefits or potential benefits intended to be made available under the 2023 Plan, will, in such manner as it may deem equitable, adjust the number, kind and class of securities that may be delivered under the 2023 Plan and/or the number, class, kind and price of securities covered by each outstanding stock award; provided that all such adjustment will be made in a manner that does not result in taxation under Section 409A.

Corporate Transaction

In the event of (i) a transfer of all or substantially all of our assets, (ii) a merger, consolidation or other capital reorganization or business combination transaction of us with or into another corporation, entity or person, (iii) the consummation of a transaction, or series of related transactions, in which any person becomes the beneficial owner directly or indirectly, of more than 50% of our then outstanding capital stock or (iv) a Change in Control (as defined in 2023 Plan), each outstanding stock award (vested or unvested) will be treated as the Plan Administrator determines, which determination may provide for one or more of the following: (a) the continuation of such outstanding stock awards (if we are the surviving corporation); (b) the assumption of such outstanding stock awards by the surviving corporation or its parent; (c) the substitution by the surviving corporation or its parent of new stock options or other equity awards for such stock awards; (d) the cancellation of such stock awards in exchange for a payment to the participants equal to the excess of (1) the fair market value of the shares subject to such stock awards as of the closing date of such corporate transaction over (2) the exercise price or purchase price paid or to be paid (if any) for the shares subject to the stock awards (which payment may be subject to the same conditions that apply to the consideration that will be paid to holders of shares in connection with the transaction, subject to applicable law); (e) the full or partial acceleration of exercisability or vesting and accelerated expiration of an outstanding stock award and lapse of our right to repurchase or re-acquire shares acquired under a stock award or lapse of forfeiture rights with respect to shares acquired under a stock award; (e) the opportunity for participants to exercise the stock options prior to the occurrence of the corporate transaction and the termination (for no consideration) upon the consummation of such corporate transaction of any stock options not exercised prior thereto; or (f) the cancellation of outstanding stock awards in exchange for no consideration.

Change in Control

A stock award may be subject to additional acceleration of vesting and exercisability upon or after a “Change in Control” (as defined in the 2023 Plan) as may be provided in the award agreement for such stock award or as may be provided in any other written agreement between us or any affiliate and the participant, but in the absence of such provision, no such acceleration will occur.

Amendment, Termination and Duration of the 2023 Plan

The 2023 Plan will continue in effect for a term of 10 years measured from the date the 2023 Plan was approved by our Board, unless terminated earlier under the terms of the 2023 Plan. The Plan Administrator may at any time amend, alter, suspend or terminate the 2023 Plan.

U.S. Federal Tax Aspects

A participant who receives a stock option or SAR will not have taxable income upon the grant of the stock option or SAR. For nonstatutory stock options and SARs, the participant will recognize ordinary income upon exercise in an amount equal to the excess of the fair market value of the shares over the exercise price—the appreciation value—on the date of exercise. Any additional gain or loss recognized upon any later disposition of the shares generally will be long-term or short-term capital gain or loss, depending on whether the shares are held for more than one year.

The purchase of shares upon exercise of an incentive stock option will not result in any taxable income to the participant, except for purposes of the alternative minimum tax. Gain or loss recognized by the participant on a later sale or other disposition of the shares will be capital gain or loss and/or ordinary income depending upon whether the participant holds the shares transferred upon exercise for a specified period. If the shares are held for the specified period, any gain generally will be taxed at long-term capital-gain rates. If the shares are not held for the specified period, generally any gain up to the excess of the fair market value of the shares on the date of exercise over the exercise price will be treated as ordinary income. Any additional gain generally will be taxable at long-term or short-term capital-gain rates, depending on whether the participant held the shares for more than one year after the exercise date.

A participant who receives restricted stock will not have taxable income until vesting unless the participant timely files an election under Section 83(b) of the Code to be taxed at the time of grant (“Section 83(b) election”). The participant will recognize ordinary income equal to the fair market value of the shares at the time of vesting less the amount paid for such shares (if any) if no such election is made. Any additional gain or loss recognized upon any later disposition of the shares generally will be long-term or short-term capital gain or loss, depending on whether the shares are held for more than one year. If a participant timely files a Section 83(b) election, the participant will recognize ordinary income equal to the fair market value of the shares at the time of purchase or grant less the amount paid for such shares (if any).

A participant who receives RSUs, performance units or performance shares will not have taxable income upon grant of the stock award; instead the participant will be taxed upon settlement of the stock award. The participant will recognize ordinary income equal to the fair market value of the shares or the amount of cash received by the participant. In addition, Section 409A imposes certain restrictions on deferred compensation arrangements. Stock awards that are treated as deferred compensation under Section 409A are intended to meet the requirements of this section of the Code.

The Plan Administrator may, at its discretion and pursuant to such procedures as it may specify from time to time, permit a participant to satisfy such withholding or deduction obligations or any other tax-related items, in whole or in part by (without limitation) paying cash, electing to have us withhold otherwise deliverable cash or shares, or delivering to us already-owned shares; provided that, unless the Plan Administrator permits otherwise, any proceeds derived from a cashless exercise must be an approved broker-assisted cashless exercise or the cash or shares withheld or delivered must be limited to avoid financial accounting charges under applicable accounting guidance or shares must have been previously held for the minimum duration required to avoid financial accounting charges under applicable accounting guidance. The fair market value of the shares to be withheld or delivered will be determined based on such methodology that we deem to be reasonable and in accordance with applicable laws.

We will be entitled to a tax deduction in connection with a stock award under the 2023 Plan only in an amount equal to the ordinary income realized by the participant and at the time the participant recognizes the income. Section 162(m) of the Code places a limit of $1 million on the amount of compensation that we may deduct as a business expense in any year with respect to certain of our most highly paid executive officers. While the Plan Administrator considers the deductibility of compensation as one factor in determining executive compensation, the Plan Administrator retains the discretion to award and pay compensation that is not deductible as it believes that it is in the best interests of our stockholders to maintain flexibility in our approach to executive compensation and to structure a program that we consider to be the most effective in attracting, motivating and retaining key employees.

New Plan Benefits

The 2023 Plan does not provide for set benefits or amounts of awards and we have not approved any stock awards that are conditioned on stockholder approval of the 2023 Plan. We have not approved any stock awards under the 2023 Plan in connection with the Merger. All future awards to directors, executive officers, employees and consultants under the 2023 Plan are discretionary and cannot be determined at this time.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of February 23, 2024 by:

●	each of our named executive officers;

●	each of our directors;

●	all of our current directors and executive officers as a group; and

●	each person, or group of affiliated persons, who beneficially owned more than 5% of our common stock.

We have determined beneficial ownership in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as indicated by the footnotes below, we believe, based on information furnished to us, that the persons and entities named in the table below have sole voting and sole investment power with respect to all shares of common stock that they beneficially owned, subject to applicable community property laws.

The percentage of shares beneficially owned is computed on the basis of 24,832,814 shares of common stock outstanding as of February 23, 2024. Unless otherwise indicated, the address of each beneficial owner in the table below is c/o Serve Robotics Inc., 730 Broadway, Redwood City, CA 94063.

	Shares of Common Stock Beneficially Owned
Name	Number	Percentage
5% Stockholders
Postmates, LLC(1)	3,963,808	16.0%
NVIDIA(2)	2,676,904	10.8%
NEO 2.0 Entities(3)	1,438,228	5.8%
Mark Tompkins(4)	1,843,750	7.4%

Directors and Named Executive Officers
Ali Kashani(5)	2,360,543	9.5%
Shares subject to voting proxy(6)	6,860,053	27.6%
Touraj Parang(7)	815,904	3.3%
James Buckly Jordan(8)	809,936	3.3%
Olivier Vincent	9,928	*
Ali Pourdad(9)	31,283	*
Euan Abraham(10)	181,301	*
Sarfraz Maredia	—	—

All directors and executive officers as a group (eight persons)	8,020,574	32.3%

*	Represents beneficial ownership of less than 1%.

(1)	Postmates is the wholly-owned subsidiary of Uber. The address of Uber is 1725 3rd Street, San Francisco, California 94158.

(2)	The address of NVIDIA is 2788 San Tomas Expressway, Santa Clara, California 95051.

(3)	Consists of (i) 1,420,228 shares of common stock held by NEO 2.0, L.P. and (ii) 18,000 shares of Common stock held by NEO 2.0a, L.P. The general partner of each of NEO 2.0., L.P. and NEO 2.0a, L.P. is NEO GP 2.0, LLC. Ali Partovi is the Managing Director of NEO GP 2.0, LLC and has dispositive power over the shares of common stock controlled thereby. The address of NEO GP 2.0, LLC is 2121 S. El Camino Real, Ste 200, San Mateo, California 94403.

(4)	Consists of (i) 1,687,500 shares of common stock and (ii) 156,250 shares of common stock underlying the Bridge Warrants.

(5)	Consists of (i) 2,205,309 shares of common stock held directly by Ali Kashani, (ii) 16,070 shares of common stock held by Nikki Stoddart, the spouse of Dr. Kashani, (iii) 80,350 shares of common stock held by Salma Kashani, (iv) 8,035 shares of common stock held by Ali Sadeghi Hariri, (v) 1,562 shares underlying warrants to purchase common stock which are exercisable within 60 days of February 23, 2024, and (vi) 49,217 shares of common stock underlying options which are or will become exercisable within 60 days of February 23, 2024. Dr. Kashani shares control of the shares of common stock held by Ms. Stoddart. 1,124,900 shares of common stock held by Dr. Kashani are subject to a repurchase option held by the Company in the event that Dr. Kashani’s service with the Company is terminated.

(6)	Consists of shares of common stock held by holders of pre-Merger common stock over which Dr. Kashani holds an irrevocable proxy, pursuant to the agreements between the Company and such stockholders. The Company does not believe that the parties to these voting agreements constitute a “group” under Section 13 of the Exchange Act, as Dr. Kashani exercises voting control over these shares. Dr. Kashani does not have dispositive control over these shares of common stock.

(7)	Consists of (i) 794,709 shares of Common stock held by Touraj Parang, (ii) 2,008 shares of common stock held by Armin Parang, Mr. Parang’s brother, (iii) 2,008 shares of common stock held by Payman Parang, Mr. Parang’s brother, (iv) 2,008 shares of common stock held by Shaghayegh Ahkami, Mr. Parang’s sister-in-law, (v) 2,008 shares of common stock held by Shahyar Ahkami, Mr. Parang’s brother-in-law, and (vi) 13,163 shares of common stock underlying options which are or will become exercisable within 60 days of February 23, 2024. Mr. Parang disclaims beneficial ownership of the shares of common stock held by Armin Parang, Payman Parang, Shaghayegh Ahkami and Shahyar Ahkami. 412,521 shares of common stock held by Mr. Parang are subject to a repurchase option held by the Company in the event that Mr. Parang’s service with the Company is terminated.

(8)	Consists of (i) 659,035 shares of common stock held by Wavemaker Global Select II, LLC, (ii) 9,200 shares held by Future VC, LLC, (iii) 77,291 shares of common stock held by Match Robotics VC, LLC and (iv) 64,410 shares of common stock underlying warrants to purchase common stock which are exercisable within 60 days of February 23, 2024. James Buckly Jordan is the Managing Partner of Wavemaker Global Select II, LLC and has dispositive power over the shares of common stock held thereby. Future VC, LLC and Match Robotics VC, LLC are controlled by James Buckly Jordan. The address of Wavemaker Global Select II, LLC is 1 Nanson road #03-00, Singapore 238909. The address for Future VC, LLC is 1438 9th St., Santa Monica, California 90401. The address for Match Robotics VC, LLC is 1134 11th Street, Suite 101, Santa Monica, California 90403.

(9)	Shares of common stock are held by Pourdad Capital Corp. over which Ali Pourdad has control.

(10)	Consists of (i) 181,301 options to purchase shares of common stock which are or will become exercisable within 60 days of February 23, 2024.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2023 regarding shares of common stock that may be used under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,515,386	(1)	$0.61	1,313,949	(2)
Equity compensation plans not approved by security holders	--		--	--
Total	1,515,386	(1)	$0.61	1,313,949	(2)

(1)	Includes 1,515,386 shares of our common stock issuable upon exercise of options originally granted under the 2021 Plan.

(2)	Includes 1,313,949 shares of our common stock available for issuance under the 2023 Plan. The number of shares available for issuance under the 2023 Plan may, at the discretion of the Board or a committee thereof, be increased on October 1st of each fiscal year beginning with the 2023 fiscal year until the 2023 Plan terminates, in each case, in an amount equal to the lesser of (i) at the discretion of our Board, 4% of the shares of common stock issued and outstanding on the last day of the immediately preceding month on a fully-diluted and as-converted basis and (ii) such other number of shares determined by our Board.

See “Description of the 2023 Equity Incentive Plan” under Part III, Item 11. Executive Compensation and Note 10 of Notes to Financial Statements included in Part II, Item 8. Financial Statements and Supplementary Data of this report for additional information about our equity compensation plans and arrangements.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Below, we describe transactions since January 1, 2022, in which the amounts involved exceeded or will exceed the lesser of (i) $120,000 and (ii) 1% of the average total assets of the Company at year end for the last two completed fiscal years, between the Company and any of our directors, executive officers, or beneficial holders of more than 5% of Serve’s pre-Merger capital stock. Other than as described below, there have not been transactions to which we have been a party other than compensation arrangements, which are described under “Executive Compensation.” The following description is historical and has not been adjusted to give effect to the Merger.

Secured Subordinated Promissory Note with Ali Kashani

On December 27, 2023, Serve issued a Secured Subordinated Promissory Note (the “December 2023 Kashani Note”) to Ali Kashani, a holder of greater than 5% of the capital stock of Serve who serves as Chief Executive Officer and is a member of the Serve Board of Directors, in exchange for a loan with the aggregate principal amount of $70,000. Pursuant to the December 2023 Kashani Note, the loan accrued interest on the unpaid principal amount at a rate of 7.67% per annum, computed as simple interest. Serve repaid the December 2023 Kashani Note on January 3, 2024.

On June 28, 2023, Serve issued a Secured Subordinated Promissory Note (the “June 2023 Kashani Note”) to Dr. Kashani, in exchange for a loan with the aggregate principal amount of $449,000. Pursuant to the June 2023 Kashani Note, the loan accrued interest on the unpaid principal amount at a rate of 7.67% per annum, computed as simple interest. Dr. Kashani was entitled to an exit fee equal to 16% of the stated principal amount of the June 2023 Kashani Note, less the total amount of interest that accrued on the June 2023 Kashani Note prior to the closing of the Merger (the “Kashani Exit Fee”). Serve paid the Kashani Exit Fee and repaid the June 2023 Kashani Note upon the closing of the Merger. On August 4, 2023, payment of $520,840 was made to Dr. Kashani as repayment of the promissory note, which includes $449,000 in principal and $71,840 in interest. No additional fees were paid.

Related Party Transactions with Uber Technologies Inc.

As described elsewhere in this report, Serve is a spin-off of Uber. Serve was initially formed in 2017 as the X division of Postmates, which was acquired by Uber in 2020. Uber held greater than 5% of Serve’s pre-Merger capital stock.

Convertible Promissory Note

On January 2, 2024, we issued a convertible promissory note (the “Postmates Convertible Promissory Note”) to Postmates. The Postmates Convertible Promissory Note bears interest at a rate of 6.00% per year, compounded annually, and is due and payable upon request by Postmates on or after the 12-month anniversary of the original issuance date of the Postmates Convertible Promissory Note. We may not prepay or repay the Postmates Convertible Promissory Note in cash without Postmates’ consent. The aggregate gross proceeds from the issuance of the Postmates Convertible Promissory Note was $500,000.

The issuance of the Postmates Convertible Promissory Note was exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated by the SEC thereunder.

Master Framework Agreement and Project Plan

Uber and the Company entered into the Master Framework Agreement, effective September 3, 2021 which was amended by Amendment No. 1 to the Master Framework Agreement, dated June 7, 2022, Amendment No. 2 to the Master Framework Agreement, dated January 12, 2023, and Amendment No. 3 to the Master Framework Agreement, dated September 6, 2023 (as amended, the “Master Framework Agreement”). The term of the Master Framework Agreement has been extended twice and is currently effective until February 24, 2027 and automatically renews for one-year periods unless terminated. Pursuant to the Master Framework Agreement, the Company agreed to provide delivery robots for Uber deliveries and Uber to pay delivery fees based on the services provided by the delivery robots. In addition, among other things, under the Master Framework Agreement, the Company is obligated to obtain and maintain the necessary regulatory approvals and licenses and certain types and levels of insurance for the robots.

The Company and Uber entered into separate Project Plans on February 3, 2022 (“Project Plan #1”) and May 26, 2022 (“Project Plan #2” and together with Project Plan #1, the “Project Plans”) for deployment of the Company’s robots to perform concurrent deliveries on Uber’s platform. Under Project Plan #1, Uber and the Company worked together to onboard 10 robots to perform concurrent deliveries on Uber’s platform in a mutually agreed upon operating area in Los Angeles, California. Entering into Project Plan #2 signified satisfactory completion of Project Plan #1. Under Project Plan #2, Uber and the Company are working together to deploy up to 2,000 robots on Uber’s platform in multiple cities in the U.S. Each of these Project Plans is governed by the terms of the Master Framework Agreement. Pursuant to the Project Plans, the Company and Uber have agreed to meet monthly to discuss completion dates and key milestones for the Master Framework Agreement and to establish operating areas.

The Master Framework Agreement provides for certain negotiated indemnification terms, including indemnification by the Company for damages resulting from third-party intellectual property rights claims. The Project Plans require the Company to maintain commercial insurance during the term of the Project Plans, including for general liability, auto liability and workers’ compensation.

Wavemaker – Side Letter

On December 5, 2022, the Company and Wavemaker Pacific 4, L.P. entered into a SAFE along with a side letter to the SAFE dated as of December 15, 2022 (the “Wavemaker Side Letter”). Wavemaker Pacific 4, L.P. holds greater than 5% of Serve’s pre-Merger capital stock. Pursuant to the Wavemaker Side Letter, Wavemaker Pacific 4, L.P. is granted preemptive rights to purchase preferred stock sold in an equity financing, among other rights.

NEO 2.0 LP – Side Letter

On December 1, 2022, the Company, NEO 2.0, L.P. (“NEO 2.0”) and NEO 2.0a, L.P. (“NEO 2.0a,” and together with NEO 2.0, the “NEO Entities”) entered into a SAFE along with a side letter dated as of December 5, 2022 (the “NEO Entities Side Letter”). The NEO Entities own greater than 5% of Serve’s pre-Merger capital stock. Pursuant to the NEO Entities Side Letter, the NEO entities are granted preemptive rights to purchase preferred stock sold in an equity financing, among other rights.

Related Party Transactions with NVIDIA

Convertible Promissory Note

On January 2, 2024, we issued a convertible promissory note (“the NVIDIA Convertible Promissory Note”) to NVIDIA. The NVIDIA Convertible Promissory Note bears interest at a rate of 6.00% per year, compounded annually, and are due and payable upon request by NVIDIA on or after the 12-month anniversary of the original issuance date of the NVIDIA Convertible Promissory Note. We may not prepay or repay the NVIDIA Convertible Promissory Note in cash without NVIDIA’s consent. The aggregate gross proceeds from the issuance of the NVIDIA Convertible Promissory Note was $2,500,000.

Business Collaboration Agreement

On February 2, 2022, the Company and NVIDIA entered into a business collaboration agreement (the “Business Collaboration Agreement”) pursuant to which the Company and NVIDIA agreed to collaborate on the potential integration of NVIDIA’s AI capabilities into the Company’s robots, among other things.

NVIDIA Side Letter

On February 4, 2022, the Company and NVIDIA entered into a side letter (the “NVIDIA Side Letter”) pursuant to which the Company granted NVIDIA contractual management rights including inspection rights and a right of first refusal, among other things.

Equity Financings

2022 SAFEs

Between February 4, 2022 and March 9, 2022, Serve issued SAFEs for an aggregate purchase amount of $10.59 million to investors of Serve (the “February 2022 SAFEs”). Between December 1, 2022 and January 18, 2023, Serve issued SAFEs for an aggregate purchase amount of $4.97 million to investors of Serve (the “December 2022 SAFEs” and, together with the February 2022 SAFEs, the “2022 SAFEs”). The following table summarizes the purchase of 2022 SAFEs by related persons:

Purchaser	Aggregate Purchase Price for 2022 SAFEs
NEO 2.0, L.P.(1)	$987,483
NEO 2.0a, L.P.(1)	$12,517
NVIDIA	$9,000,000
Postmates, LLC(2)	$2,000,000
Wavemaker Pacific 4, L.P.(3)	$1,000,000

(1)	The general partner of each of NEO 2.0., L.P. and NEO 2.0a, L.P. is NEO GP. NEO GP and its affiliates hold greater than 5% of the pre-Merger capital stock of Serve.

(2)	Postmates, LLC is a wholly-owned subsidiary of Uber, which holds greater than 5% of the pre-Merger capital stock of Serve. Sarfraz Maredia is VP, Head of Americas, Delivery at Uber and serves as a member of the Serve Board of Directors.

(3)	Wavemaker Pacific 4, L.P. holds greater than 5% of Serve’s pre-Merger capital stock.

Registration Rights Agreement

In connection with the Merger and the Private Placement, on July 31, 2023, we entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which we agreed that promptly, but no later than 60 calendar days from the final closing of the Private Placement, we would file, subject to customary exceptions, a registration statement with the SEC covering the registrable securities (the “Registration Statement”). All of our directors, executive officers and holders of more than 5% of our capital stock are parties to the Registration Rights Agreement. We must use commercially reasonable efforts to keep the Registration Statement effective for five years from the date it was declared effective by the SEC or until the date on which all registrable securities have been transferred other than to certain enumerated permitted assignees under the Registration Rights Agreement.

Participation in Private Placement

Certain of our existing investors, including investors affiliated with certain of our directors and officers, have purchased an aggregate of 1,258,221 shares of our common stock in the Private Placement, for an aggregate gross purchase price of $5.01 million. Such purchases were made on the same terms as the shares that were sold to other investors in the Private Placement and not pursuant to any pre-existing contractual rights or obligations. Each of NVIDIA, and Postmates, LLC, who hold more than 5% of our capital stock, and Olivier Vincent and Ali Kashani participated in the Private Placement.

Other Transactions

We have granted stock options to our executive officers and our directors. For a description of these stock options, see Part III, Item 11. Executive Compensation of this report.

Indemnification Agreements

We maintain indemnification agreements with each of our current directors and executive officers. The indemnification agreements and our amended and restated bylaws require us to indemnify our directors to the fullest extent not prohibited by DGCL. Subject to very limited exceptions, our amended and restated bylaws also require us to advance expenses incurred by our directors and officers.

Policies and Procedures for Related Party Transactions

We did not have a formal review and approval policy for related party transactions at the time of any of the transactions described above. However, all of the transactions described above were entered into after presentation, consideration and approval by our Board. Subsequently, our audit committee adopted a charter which requires the audit committee to conduct appropriate review and oversight of related party transactions.

Item 14. Principal Accounting Fees and Services

Raich Ende Malter & Co. LLP (“REM”) was the Company’s independent registered public accounting firm from November 2020 through June 2022. Effective July 2022, Grassi & Co., CPAs, P.C. (“Grassi”) were appointed as the Company’s independent registered public accounting firm. Following the Merger, (i) Grassi & Co., CPAs, P.C. (“Grassi”), was dismissed as the independent registered public accounting firm of the Company, and (ii) our Board engaged dbbmckennon (“dbbmckennon”) as the independent registered public accounting firm to audit the Company’s financial statements for the fiscal years ending December 31, 2023 and 2022. Set below are aggregate fees billed by dbbmckennon, Grassi and REM for professional services rendered for the years ended December 31, 2023 and 2022.

	2023	2022
Audit fees (1)	$144,507	$135,667
Audit-related fees (2)	-	-
Tax fees (3)	-	1,750
All other fees (4)	-	-
Total fees	$144,507	$137,417

(1) Audit fees consist of fees billed for professional services rendered by our independent registered public accounting firm for the audit of our annual consolidated financial statements and review of our interim consolidated financial statements or services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements. The fees for the audit services billed and to be billed dbbmckennon for the years ended December 31, 2023 and December 31, 2022 amounted to $144,507 and $111,917, respectively. The fees for the audit services billed by Grassi and REM for the year ended December 31, 2022 amounted to $23,750.

(2) Audit-related fees consist of fees billed for professional services rendered to provide consent for incorporation by reference of audit reports in certain registration statements and other forms filed with the SEC. The fees for the audit-related services billed or to be billed by dbbmckennon amounted to $0 for the year ended December 31, 2023. There were no audit-related fees billed by Grassi and REM for the year ended December 31, 2022.

(3) Tax fees consist of fees billed for professional services rendered by our independent registered public accounting firm for tax compliance, tax advice, and tax planning. The fees for the tax services billed and to be billed by dbbmckennon amounted to $0 for the year ended December 31, 2023. The fees for the tax services billed and to be billed by Grassi and REM for professional services for tax compliance, tax advice, and tax planning for the year ended December 31, 2022 amounted to $1,750.

(4) All other fees consist of fees billed for all other services. There were no fees billed by dbbmckennon, Grassi and REM for other products and services for the years ended December 31, 2023 and 2022.

Audit Committee’s Pre-Approval Policy and Procedures

Under the Audit Committee’s charter, the Audit Committee is required to pre-approve all audit and permitted non-audit services performed by our independent registered public accountants to ensure that the provision of such services does not impair the public accountants’ independence. All audit and audit-related fees billed by dbbmckennon were approved by the Audit Committee in accordance with SEC requirements.

PART IV

Item 15. Exhibits, Financial Statement Schedules

We have filed the following documents as part of this Form 10-K:

(1) Financial Statements

See “Index to the Consolidated Financial Statements” in Part II, Item 8. Financial Statements and Supplementary Data of this report.

(2) Financial Statement Schedules

All schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is otherwise included.

(3) Exhibits

The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

Exhibit No.	Description
2.1§	Agreement and Plan of Merger and Reorganization among the Company, Serve Acquisition Corp. and Serve Robotics Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on August 4, 2023)
3.1	Certificate of Merger relating to the merger of Serve Acquisition Corp. with and into Serve Robotics Inc., filed with the Secretary of State of the State of Delaware on July 31, 2023 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 4, 2023).
3.2	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on July 31, 2023 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on August 4, 2023).
3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed with the SEC on August 4, 2023).
4.1	Form of Bridge Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on August 4, 2023).
4.2	Form of Bridge Broker Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on August 4, 2023).
4.3	Form of Placement Agent A Warrant (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the SEC on August 4, 2023).
4.4	Form of Placement Agent B Warrant (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the SEC on August 4, 2023).
4.5	Form of Secured Subordinated Promissory Note (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on January 3, 2024).
4.6	Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on January 3, 2024).
4.7#	Common Stock Warrant, dated February 7, 2024, issued by Serve Robotics Inc. to Magna New Mobility USA, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on February 7, 2024).
4.8*	Description of Securities.
10.1+§	Offer Letter, dated as of March 1, 2021, by and between Touraj Parang and the Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 4, 2023).
10.2+§	Offer Letter, dated as of October 7, 2021, by and between Euan Abraham and the Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on August 4, 2023).
10.3+	Engagement Letter, dated as of May 18, 2023, by and between AKW Financial, LLC dba Vision Accounting & Tax (VAT) and the Company (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on August 4, 2023).
10.4+	Parang Termination Payment Letter, dated as of June 23, 2021, by and between Touraj Parang and the Company (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on August 4, 2023).
10.5+	Kashani Termination Payment Letter, dated as of September 27, 2021, by and between Ali Kashani and the Company (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on August 4, 2023).
10.6	Lease Agreement, dated as of February 25, 2021, by and between Bauen Fund 2018-730, LLC and the Company (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on August 4, 2023).
10.7§	Contribution Agreement, dated as of February 24, 2021, by and between Postmates, LLC and the Company (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on August 4, 2023).
10.8#	Amended and Restated Side Letter to the Contribution Agreement, dated as of January 12, 2023, by and between Postmates, LLC and the Company (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to the Registration Statement on Form S-1 filed with the SEC on November 28, 2023).

10.9#	Master Framework Agreement, dated as of September 3, 2021 by and between Uber Technologies, Inc. and the Company (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Registration Statement on Form S-1 filed with the SEC on November 28, 2023).
10.10#	Amendment No. 1 to the Master Framework Agreement, dated as of May 26, 2022 by and between Uber Technologies, Inc. and the Company (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Registration Statement on Form S-1 filed with the SEC on November 28, 2023).
10.11#	Amendment No. 2 to the Master Framework Agreement, dated as of January 12, 2023 by and between Uber Technologies, Inc. and the Company (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the Registration Statement on Form S-1 filed with the SEC on November 28, 2023).
10.12#	Amendment No. 3 to the Master Framework Agreement, dated as of September 6, 2023 by and between Uber Technologies, Inc. and the Company (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the Registration Statement on Form S-1 filed with the SEC on November 28, 2023).
10.13#	Project Plan #1, dated as of February 3, 2022, by and between Uber Technologies, Inc. and the Company (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the Registration Statement on Form S-1 filed with the SEC on November 28, 2023).
10.14#	Project Plan #2, dated as of May 26, 2022, by and between Uber Technologies, Inc. and the Company (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Registration Statement on Form S-1 filed with the SEC on November 28, 2023).
10.15	Equipment Lease Agreement, dated as of June 6, 2022, by and between Farnam Street Financial, Inc. and the Company (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed with the SEC on August 4, 2023).
10.16*	Lease Schedule No. 001R, dated December 3, 2022, to Equipment Lease Agreement dated as of June 6, 2022, by and between Farnam Street Financial, Inc. and the Company.
10.17*	Lease Schedule No. 002, dated December 28, 2023, to Equipment Lease Agreement dated as of June 6, 2022, by and between Farnam Street Financial, Inc. and the Company.
10.18#§	Strategic Customer Agreement, dated as of December 31, 2021, by and between Ouster, Inc. and the Company (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K filed with the SEC on August 4, 2023).
10.19§	Loan and Security Agreement, dated as of March 1, 2022, by and between Silicon Valley Bank and the Company (incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K filed with the SEC on August 4, 2023).
10.20	First Amendment to the Loan and Security Agreement, dated as of October 11, 2022, by and between Silicon Valley Bank and the Company (incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K filed with the SEC on August 4, 2023).
10.21	Second Amendment to the Loan and Security Agreement, dated as of April 21, 2023, by and between Silicon Valley Bank, a division of First-Citizens Bank & Trust Company and the Company (incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K filed with the SEC on August 4, 2023).
10.22	Third Amendment to the Loan and Security Agreement, dated as of July 28, 2023, by and between Silicon Valley Bank, a division of First-Citizens Bank & Trust Company and the Company (incorporated by reference to Exhibit 10.19 to the Current Report on Form 8-K filed with the SEC on August 4, 2023).
10.23*	Fourth Amendment to the Loan and Security Agreement, dated as of January 3, 2024, by and between Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, the Company and Serve Operating Co.
10.24	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.20 to the Current Report on Form 8-K filed with the SEC on August 4, 2023).
10.25	Form of Pre-Merger Indemnification Agreement (incorporated by reference to Exhibit 10.21 to the Current Report on Form 8-K filed with the SEC on August 4, 2023).
10.26	Subscription Agreement, dated July 31, 2023, by and between the Company and the parties thereto (incorporated by reference to Exhibit 10.22 to the Current Report on Form 8-K filed with the SEC on August 4, 2023).

10.27	Form of Registration Rights Agreement, by and between the Company and the parties thereto (incorporated by reference to Exhibit 10.23 to the Current Report on Form 8-K filed with the SEC on August 4, 2023).
10.28+	2021 Stock Plan and form of award agreements (incorporated by reference to Exhibit 10.24 to the Current Report on Form 8-K filed with the SEC on August 4, 2023).
10.29+*	2023 Equity Incentive Plan and form of award agreements.
10.30#§	Master Services Agreement, dated as of February 1, 2024 and effective as of January 15, 2024, by and between Magna New Mobility USA, Inc. and Serve Operating Co. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 7, 2024).
10.31#	Statement of Work, dated as of February 1, 2024 and effective as of January 15, 2024, by and between Magna New Mobility USA, Inc. and Serve Operating Co. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on February 7, 2024).
10.32#	License and Services Agreement, dated as of February 20, 2024, by and between Magna New Mobility USA, Inc. and Serve Operating Co. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 23, 2024).
10.33*+	Serve Robotics Inc. Outside Director Compensation Policy.
16.1	Letter from Grassi & Co., CPAs, P.C. as to the change in certifying accountant, dated August 4, 2023 (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed with the SEC on August 4, 2023).
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Current Report on Form 8-K filed with the SEC on August 4, 2023).
31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)
32.2**	Certification of Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)
97.1*	Serve Robotics Inc. Compensation Recovery Policy
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	This document is being furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K.

+	Indicates a management contract or any compensatory plan, contract or arrangement.

#	Portions of this exhibit (indicated by asterisks) have been omitted in accordance with Item 601(b)(10) of Regulation S-K. The registrant has furnished supplementally copies of the omitted portions of this exhibit to the SEC upon its request.

§	Certain exhibits or schedules to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The registrant hereby agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERVE ROBOTICS INC.

Dated: February 29, 2024	By:	/s/ Ali Kashani
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated on the date indicated.

Signature	Title	Date

/s/ Ali Kashani	Chief Executive Officer, and Chairman of the Board of Directors (principal executive officer)	February 29, 2024
Ali Kashani

/s/ Touraj Parang	President and Chief Operating Officer and Director	February 29, 2024
Touraj Parang

/s/ April Pannell	Chief Financial Officer (principal financial and accounting officer)	February 29, 2024
April Pannell

/s/ Euan Abraham	Senior Vice President of Hardware Engineering	February 29, 2024
Euan Abraham

/s/ James Buckly Jordan	Director	February 29, 2024
James Buckly Jordan

/s/ Sarfraz Maredia	Director	February 29, 2024
Sarfraz Maredia

/s/ Ali Pourdad	Director	February 29, 2024
Ali Pourdad

/s/ Olivier Vincent	Director	February 29, 2024
Olivier Vincent