Form 10-Q
period 2024-03-31
Serve Robotics Inc. /DE/
filed 2024-05-15
CIK 1832483

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

COMMISSION FILE NUMBER 000-56237

SERVE ROBOTICS INC.

(Exact name of registrant as specified in its charter)

Delaware	85-3844872
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

730 Broadway Redwood City, CA 94063	(818) 860-1352
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	SERV	The Nasdaq Capital Market

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

As of May 13, 2024, the registrant had 37,080,717 shares of its common stock, par value $0.0001 per share, outstanding.

SERVE ROBOTICS INC.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

Forward-looking statements include all statements that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “intend,” “seek,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” “might,” “forecast,” “continue,” or the negative of those terms, and similar expressions and comparable terminology intended to reference future periods. Forward-looking statements include, but are not limited to, statements about:

●	our ability to protect and enforce our intellectual property protection and the scope and duration of such protection;

●	our reliance on third parties, including suppliers, delivery platforms, brand sponsors, software providers and service providers;

●	our ability to operate in public spaces and any errors caused by human supervisors, network connectivity or automation;

●	our robots’ reliance on sophisticated software technology that incorporates third-party components and networks to operate, and our ability to maintain licenses for this software technology;

●	our ability to commercialize our products at a large scale;

●	the competitive industry in which we operate which is subject to rapid technological change;

●	our ability to raise additional capital to develop our technology and scale our operations;

●	developments and projections relating to our competitors and our industry;

●	our ability to adequately control the costs associated with our operations;

●	the impact of current and future laws and regulations, especially those related to personal delivery devices;

●	potential cybersecurity risks to our operational systems, infrastructure and integrated software by us or third-party vendors;

●	the development of a market for our common stock;

●	the Company’s ability to continue as a going concern;

●	the Company’s intended use of proceeds from the Offering (as defined below); and

●	other risks and uncertainties, including those listed in this Quarterly Report under the caption “Risk Factors.”

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

ii

PART I

Item 1. Financial Statements

Serve Robotics Inc.

Unaudited Condensed Consolidated Balance Sheets

As of March 31, 2024 and December 31, 2023

(unaudited)

	March 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash	$427,482	$6,756
Accounts receivable	266,030	2,955
Inventory	736,535	774,349
Prepaid expenses	629,610	676,969
Deferred offering costs	973,491	-
Total current assets	3,033,148	1,461,029
Property and equipment, net	33,839	48,422
Right of use asset	668,462	782,439
Deposits	512,659	512,659
Total assets	$4,248,108	$2,804,549

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,725,064	$2,050,605
Accrued liabilities	1,151,158	255,849
Deferred revenue	68,899	-
Note payable, current	1,000,000	1,000,000
Note payable - related party	-	70,000
Convertible notes payable, net of debt discount	4,549,395	-
Derivative liability	1,489,000	-
Right of use liability, current portion	474,649	496,963
Lease liability, current portion	2,335,796	2,363,807
Total current liabilities	12,793,961	6,237,224
Note payable, net of current portion	-	230,933
Restricted stock award liability	154,630	158,617
Right of use liability	105,643	211,181
Total liabilities	13,054,234	6,837,955

Commitments and contingencies (Note 10)

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of both March 31, 2024 and December 31, 2023	-	-
Common stock, $0.0001 par value; 300,000,000 shares authorized, 24,957,814 and 24,832,814 shares issued and 24,633,795 and 24,508,795 shares outstanding as of both March 31, 2024 and December 31, 2023	2,462	2,450
Additional paid-in capital	68,729,393	64,468,141
Subscription receivable	(165,629)	(169,616)
Accumulated deficit	(77,372,352)	(68,334,381)
Total stockholders’ equity (deficit)	(8,806,126)	(4,033,406)
Total liabilities and stockholders’ equity (deficit)	$4,248,108	$2,804,549

See accompanying notes to the unaudited condensed consolidated financial statements.

Serve Robotics Inc.

Unaudited Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2024 and 2023

(unaudited)

	Three Months Ended
	March 31,
	2024	2023

Revenues	$946,711	$40,252
Cost of revenues	352,438	367,261
Gross profit (loss)	594,273	(327,009)

Operating expenses:
General and administrative	1,008,071	1,015,987
Operations	540,974	521,687
Research and development	6,638,441	2,082,949
Sales and marketing	118,236	279,582
Total operating expenses	8,305,722	3,900,205

Loss from operations	(7,711,449)	(4,227,214)

Other income (expense), net:
Interest expense, net	(1,326,522)	(41,744)
Change in fair value of simple agreements for future equity	-	(869,164)
Total other income (expense), net	(1,326,522)	(910,908)

Provision for income taxes	-	-
Net loss	$(9,037,971)	$(5,138,122)

Weighted average common shares outstanding - basic and diluted	24,556,343	6,708,450
Net loss per common share - basic and diluted	$(0.37)	$(0.77)

See accompanying notes to the unaudited condensed consolidated financial statements.

Serve Robotics Inc.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Three Months Ended March 31, 2024

(unaudited)

														Total
	Series Seed		Series Seed-1		Series Seed-2		Series Seed-3				Additional			Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Deficit)

Balances at December 31, 2022	3,091,672	$309	2,440,411	$244	2,088,696	$209	357,836	$36	6,826,352	$683	$31,232,737	$(165,719)	$(43,520,645)	(12,452,146)
Vested restricted stock purchased with recourse notes									2,820	-	3,436	(1,202)	-	2,234
Restricted stock awards repurchased	-	-	-	-	-	-	-	-	(238,625)	(24)	-	-	-	(24)
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	93,943	-	-	93,943
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(5,138,122)	(5,138,122)
Balances at March 31, 2023	3,091,672	$309	2,440,411	$244	2,088,696	$209	357,836	$36	6,590,547	$659	$31,330,116	$(166,921)	$(48,658,767)	$(17,494,115)

Balances at December 31, 2023	-	$-	-	$-	-	$-	-	$-	24,508,795	$2,450	$64,468,141	$(169,616)	$(68,334,381)	$(4,033,406)
Exercise of warrants	-	-	-	-	-	-	-	-	125,000	12	5,820	-	-	5,832
Interest on recourse loan	-	-	-	-	-	-	-	-	-	-	-	3,987	-	3,987
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	4,255,432	-	-	4,255,432
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(9,037,971)	(9,037,971)
Balances at March 31, 2024	-	$-	-	$-	-	$-	-	$-	24,633,795	$2,462	$68,729,393	$(165,629)	$(77,372,352)	$(8,806,126)

See accompanying notes to the unaudited condensed consolidated financial statements

Serve Robotics Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2024 and 2023

(unaudited)

	Three Months Ended
	March 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(9,037,971)	$(5,138,122)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	17,923	465,640
Stock-based compensation	4,255,432	93,943
Amortization of debt discount	1,212,836	4,000
Change in fair value of simple agreements for future equity	-	869,164
Interest on recourse loan	3,987	(1,202)
Changes in operating assets and liabilities:
Accounts receivable	(263,075)	8,626
Inventory	37,814	(4,704)
Prepaid expenses	47,359	(33,643)
Accounts payable	(325,541)	64,191
Accrued liabilities	(82,168)	(30,239)
Deferred revenue	68,899	-
Right of use liabilities, net	(13,875)	(11,063)
Net cash used in operating activities	(4,078,380)	(3,713,409)
Cash flows from investing activities:
Purchase of property and equipment	(3,340)	-
Net cash used in investing activities	(3,340)	-
Cash flows from financing activities:
Proceeds from simple agreement for future equity	-	2,666,953
Proceeds from convertible notes payable	4,844,625	-
Exercise of warrants	5,832	-
Repayments of note payable	(250,000)	(250,000)
Repayments of notes payable, related party	(70,000)	-
Repayment of lease liability financing	(28,011)	(552,786)
Net cash provided by financing activities	4,502,446	1,864,167
Net change in cash and cash equivalents	420,726	(1,849,242)
Cash and cash equivalents at beginning of period	6,756	2,715,719
Cash and cash equivalents at end of period	$427,482	$866,477

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$35,892	$40,630

Supplemental disclosure of non-cash investing and financing activities:
Vested restricted stock purchased with recourse notes	$-	$3,436
Deferred offering costs included in accrued liabilities	$973,491	$-

See accompanying notes to the unaudited condensed consolidated financial statements

Serve Robotics Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

1. NATURE OF OPERATIONS

Serve Operating Co. (“Serve”) (formerly known as Serve Robotics Inc.) is a corporation formed on January 15, 2021 under the laws of the State of Delaware.

On July 31, 2023, Patricia’s wholly-owned subsidiary, Serve Acquisition Corp., a corporation formed in the State of Delaware on July 10, 2023 (“Acquisition Sub”), merged with and into the Company (as defined below). Pursuant to this transaction (the “Merger”), Serve was the surviving corporation and became Patricia’s wholly owned subsidiary, and all of the outstanding stock of Serve was converted into shares of Patricia’s common stock. All of Serve’s outstanding warrants and options were assumed by Patricia. In addition, on July 31, 2023, the board of directors of Patricia Acquisition Corp., a Delaware corporation incorporated on November 9, 2020 (“Patricia”) and all of its pre-Merger stockholders approved a restated certificate of incorporation, which was effective upon its filing with the Secretary of State of the State of Delaware on July 31, 2023, and through which Patricia changed its name to “Serve Robotics Inc.” Following the consummation of the Merger, Serve changed its name to “Serve Operating Co.”

As a result of the Merger, Patricia acquired the business of Serve and will continue the existing business operations of Serve as a public reporting company under the name Serve Robotics Inc. (the “Company”). The Company is developing autonomous robots for last-mile delivery services. The Company is headquartered in Redwood City, California. In accordance with “reverse merger” or “reverse acquisition” accounting treatment, the Company was determined the accounting acquirer. Patricia’s historical financial statements before the Merger have been replaced with the historical financial statements of Serve before the Merger in filings with the SEC since the Merger unless otherwise noted.

Public Offering

On April 17, 2024, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Aegis Capital Corp. (“Aegis”) in connection with the public offering of 10,000,000 shares of the Company’s common stock, par value $0.0001, at a public offering price of $4.00 per share (the “Offering”). The Company’s net proceeds from the Offering, after deducting the underwriting discount and other estimated offering expenses payable by the Company, were approximately $35.7 million. As a result of the Offering, the Company’s Common Stock was approved for listing on The Nasdaq Capital Market and commenced trading under the ticker symbol “SERV” beginning on April 18, 2024. See Note 11.

2. GOING CONCERN

The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained net losses of $9,037,971 and $5,138,122 for the three months ended March 31, 2024 and 2023, respectively and has negative cash flow from operations for the three months ended March 31, 2024 and 2023. The Company requires additional capital to operate and expects losses to continue for the foreseeable future. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern until it reaches profitability is dependent upon its ability to generate cash from operating activities and to raise additional capital to fund operations. Management plans to raise additional capital to fund operations through debt and/or equity financings. Through the issuance date of the consolidated financial statements, the Company has raised $35.7 million in equity pursuant to our April 2024 Offering (see Note 11). Our failure to raise additional capital could have a negative impact on not only our financial condition but also our ability to execute our business plan. No assurance can be given that the Company will be successful in these efforts. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company may not be able to obtain financing on acceptable terms, or at all.

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

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”). The Company’s fiscal year end is December 31.

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Serve Operating Co. and Serve Robotics Canada Inc. All inter-company transactions and balances have been eliminated on consolidation.

Unaudited Interim Financial Information

The unaudited interim financial statements and related notes have been prepared in accordance with GAAP for interim financial information, within the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited interim financial statements have been prepared on a basis consistent with the audited financial statements and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the results for the interim periods presented and of the financial condition as of the date of the interim balance sheet. The financial data and the other information disclosed in these notes to the interim financial statements related to the three-month periods are unaudited. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. The accompanying unaudited interim condensed financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2023 included in the Form 10-K filed with the SEC on February 29, 2024.

Use of Estimates

The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, the valuations of common stock and options. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company generally maintains balances in various operating accounts at financial institutions that management believes to be of high credit quality, in amounts that may exceed federally insured limits. The Company has not experienced any losses related to its cash and cash equivalents and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. As of March 31, 2024 and December 31, 2023, all of the Company’s cash and cash equivalents were held at one accredited financial institution.

Concentrations

During the three months ended March 31, 2024, one customer accounted for 90% of the Company’s revenue and accounted for 83% of the Company’s accounts receivable. In the same period in 2023, a different customer accounted for 50% of the Company’s revenue.

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

See Note 5 for fair value disclosures.

Accounts Receivable

Accounts receivable are derived from services delivered to customers and are stated at their net realizable value. The Company accounts for allowance for doubtful accounts under Accounting Standards Codification (“ASC”) 310-10-35. Each month, the Company reviews its receivables on a customer-by-customer basis and evaluates whether an allowance for doubtful accounts is necessary based on any known or perceived collection issues. Any balances that are eventually deemed uncollectible are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2024 and December 31, 2023, the Company determined there was no allowance for doubtful accounts necessary.

Inventory

Inventory is stated at the lower of cost or market value and accounted for using the specific identification cost method. As of March 31, 2024 and December 31, 2023, inventory primarily consists of robotic component parts purchased from the Company’s suppliers. Management reviews its inventory for obsolescence and impairment periodically and did not record a reserve for obsolete inventory for the three months ended March 31, 2024 and 2023.

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

Deferred Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 with regards to offering costs. Prior to the completion of an offering, offering costs are capitalized. The deferred offering costs are charged to additional paid-in capital or as a discount to debt, as applicable, upon the completion of an offering or to expense if the offering is not completed. As of March 31, 2024, the Company capitalized $973,491 in deferred offering costs pertaining to the Offering.

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

The Company recognizes revenue on its software services over time. The Company utilizes labor hours as a measure of progress to estimate the percentage of completion of the performance obligation at each reporting period. Service fees that have been invoiced or paid but performance obligations have not been met are recorded as deferred revenue. As of March 31, 2024, the Company had $68,899 in deferred revenue pertaining to software services, which will be recognized in the second quarter of 2024.

For delivery services, the Company satisfies its performance obligation when the delivery is complete, which is the point in time control of the delivered product transfers to the customer. The Company recognizes branding fees over time as performance obligations are completed over the term of the agreement.

Disaggregation of Revenue

The disaggregation of revenue is as follows:

	Three Months Ended
	March 31,
	2024	2023
Software Services	$851,101	$-
Delivery services	51,760	25,252
Branding fees	43,850	15,000
	$946,711	$40,252

Cost of Revenue

Cost of revenue consists primarily of allocations of depreciation on robot assets used for revenue producing activities, personnel time related to revenue activities, and costs related to data, software and similar costs that allow the robots to function as intended and for the Company to communicate with the robots while in service.

Sales and Marketing

Sales and marketing expenses include personnel costs and public relations expenses. Advertising costs are expensed as incurred and included in sales and marketing expenses. Advertising expenses were approximately $16,000 and $184,000 for the three months ended March 31, 2024 and 2023, respectively.

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

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016 02, Leases (ASC 842). This ASU requires a lessee to recognize a right-of-use (“ROU”) asset and a lease liability under most operating leases in its balance sheet. The Company adopted ASC 842 on January 1, 2022 using the modified retrospective approach. The Company elected the package of practical expedients available for existing contracts, which allowed the Company to carry forward its historical assessments of lease identification, lease classification, and initial direct costs. and did not require retrospective medication. The Company also elected a policy to not apply the recognition requirements of ASC 842 for short-term leases with a term of 12 months or less.

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

Renewal option periods are included within the lease term and the associated payments are recognized in the measurement of the operating ROU asset and operating lease liability when they are at our discretion and considered reasonably certain of being exercised. Over the lease term, the Company uses the effective interest rate method to account for the lease liability as lease payments are made and the ROU asset is amortized in a manner that results in straight-line expense recognition (See Note 11).

Net Loss per Share

Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. As all potentially dilutive securities are anti-dilutive as of March 31, 2024 and 2023, diluted net loss per share is the same as basic net loss per share for each period. Potentially dilutive items outstanding as of March 31, 2024 and 2023 is as follows:

	March 31,
	2024		2023
Convertible notes payable	2,104,562	*	-
Series Seed preferred stock (convertible to common stock)	-		3,091,672
Series Seed-1 preferred stock (convertible to common stock)	-		2,440,411
Series Seed-2 preferred stock (convertible to common stock)	-		2,088,696
Series Seed-3 preferred stock (convertible to common stock)	-		357,836
Common stock warrants	3,110,272		54,203
Preferred stock warrants	-		128,820
Stock options	1,501,341		1,080,532
Unvested restricted common stock	324,019		332,481
Total potentially dilutive shares	7,040,194		9,574,651

*	Represents the number of common shares that the convertible notes, including principal and accrued interest, converted into upon the closing of the Offering in April 2024.

Recently Adopted Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying consolidated financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

5. FAIR VALUE MEASUREMENTS

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows:

	Fair Value Measurements as of March 31, 2024 Using:
	Level 1	Level 2	Level 3	Total
Liabilities	$-	$-	$1,489,000	$1,489,000
Derivative liability	$-	$-	$1,489,000	$1,489,000

There were no Level 1, 2or 3 assets or liabilities as of December 31, 2023.

Derivative Liability

In connection with the Company’s convertible notes, the Company recorded a derivative liability (see Note 7). The estimated fair value of the derivative liability is recorded using significant unobservable measures and other fair value inputs and is therefore classified as a Level 3 financial instrument.

The fair value of the derivative liability is valued using a probability-weighted scenario analysis utilizing the terms of the notes under the with-or-without method. The Company determined a 100% probability of conversion into equity as the notes were converted into shares of common stock upon the Offering in April 2024 (see Note 11).

The following table presents changes in Level 3 liabilities measured at fair value for the three months ended March 31, 2024:

Embedded
Derivative
Liability
Outstanding as of December 31, 2023	$-
Issuance of embedded derivative liability	1,489,000
Change in fair value	-
Outstanding as of March 31, 2024	$1,489,000

6. PROPERTY AND EQUIPMENT, NET

The following is a summary of property and equipment, net:

	March 31,	December 31,
	2024	2023
Office equipment	$254,001	$250,661
Robot assets	2,092,293	2,092,293
Total	2,346,294	2,342,954
Less: accumulated depreciation	(2,312,455)	(2,294,532)
Property and equipment, net	$33,839	$48,422

Depreciation expense was $17,923 and $465,640 for the three months ended March 31, 2024 and 2023, respectively.

7. NOTE PAYABLE

Silicon Valley Bank

As of March 31, 2024 and December 31, 2023, note payable, net of unamortized discount of $14,984 and $19,067, was $985,016 and $1,230,933, all respectively. During the three months ended March 31, 2024 and 2023, the Company made repayments of $250,000 and $250,000, respectively. During the three months ended March 31, 2024 and 2023, amortization of debt discount was $1,212,836 and $4,000, respectively.

Note Payable – Related Party

In December 2023, the Company issued a senior secured promissory note to its Chief Executive Officer for which Serve received $70,000 in proceeds. The note bore interest at 7.67% per annum. The note was fully repaid on January 3, 2024.

Convertible Note Payable

At various dates in January 2024, the Company issued to certain accredited investors convertible promissory notes of $5,014,500, for which the Company received $4,844,625 in net proceeds (the “January Notes”). As a result, the Company incurred fees of $169,875 which was recorded as a debt discount. The January Notes bear interest at a rate of 6.00% per year, compounded annually, and are due and payable upon request by each investor on or after the 12-month anniversary of the original issuance date of each note. The Company may not prepay or repay the January Notes in cash without the consent of the investors. The January Notes convert upon a qualified offering into common stock at the lesser of the price paid per share multiplied by 75% or the quotient resulting from dividing $80,000,000 by the outstanding shares of common stock on a fully diluted basis prior to the financing (the “Conversion Price”). If the Company consummates a financing that does not constitute a qualified financing, the holders can elect to treat such as a qualified financing and convert at the same terms as if such was a qualified financing. The holders may also elect to convert, at any time, at a quotient by dividing $80,000,000 by the outstanding shares of common stock on a fully diluted basis.

The Company evaluated the terms of the conversion features of the January Notes as noted above in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock, and determined they are not indexed to the Company’s common stock and that the conversion feature, which is akin to a redemption feature, meets the definition of a liability. The January Notes contain an indeterminate number of shares to settle with conversion options outside of the Company’s control. Therefore, the Company bifurcated the conversion feature and accounted for it as a separate derivative liability. Upon issuance of the January Notes, the Company recognized a derivative liability at a fair value of $1,489,000, which is recorded as a debt discount and was amortized over the life of the January Notes. There was no change in fair value to the derivative liability as of March 31, 2024.

As a result of the January Notes, the Company recognized an aggregate debt discount of $1,658,875. Through March 31, 2024, $1,193,770 of the debt discount was amortized to interest expense. At March 31, 2024, the outstanding balance of the January Notes, less unamortized discount of $465,105, was $4,549,395.

During the three months ended March 31, 2024, the Company incurred $62,681 in interest expense pertaining to the January Notes, all of which were unpaid as of March 31, 2024.

Upon the closing of the Offering in April 2024, the outstanding principal and accrued interest of the January Notes converted into 2,104,562 shares of common stock. Accordingly, the related derivative liability was recorded into additional paid-in capital. See Note 11.

In connection with the issuance of the January Notes, the Company granted the placement agent warrants to purchase (the “Convertible Promissory Notes Offering Warrants”) to purchase common stock equal to 10% of the number of shares of common stock into which the January Notes sold to investors introduced by the placement agent are initially convertible. The Convertible Promissory Notes Offering Warrants will be exercisable at the same price as the Conversion Price. As the issuance of the Convertible Promissory Notes Offering Warrants were contingent on the closing of the Offering and terms were not known until the contingency was resolved, they were not considered granted until April 17, 2024 (see Note 11) and no value was recognized in the consolidated financial statements as of March 31, 2024.

8. STOCKHOLDERS’ EQUITY

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the Company’s board of directors.

Upon closing of the Merger, there were 10,000,000 and 300,000,000 shares of preferred and common stock, respectively, par value $0.0001 per share, authorized for issuance.

In February 2024, 125,000 common stock warrants were exercised for proceeds of $5,832.

Restricted Stock

During 2022, the Company issued 338,121 shares of restricted common stock for recourse notes totaling $164,116. The shares were issued with a corresponding note receivable, a recourse loan that was collateralized by the underlying shares. The Company plans to enforce the recourse terms for the holders. As such, in accordance with ASC 505-10-45-2, the Company recognized a subscription receivable of $165,719, inclusive of interest on the note, which is included as a contra-equity on the Company’s consolidated balance sheets. The Company recorded a corresponding restricted stock award liability of $162,747 for the potential settlement if the call right for the shares of restricted common stock is exercised and unvested shares repurchased. The Company reduced the liability and increased additional paid-in capital for the value of the note associated with vested shares no longer subject to the call right. As of March 31, 2024, the subscription receivable balance was $165,629 and the corresponding restricted stock award liability was $154,630.

During the three months ended March 31, 2024 and 2023, the Company recorded stock-based compensation pertaining to vesting of restricted common stock of $41,303 and $71,362, respectively.

During the three months ended March 31, 2024 and 2023, the Company repurchased restricted stock awards of 0 and 238,625 shares of common stock, respectively, for nominal value.

Warrants

The following is a summary of warrants for the three months ended March 31, 2024:

	Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2023	1,090,272	$2.67
Granted	2,145,000	0.01
Exercised	(125,000)	0.00
Forfeited	-	-
Outstanding as of March 31, 2024	3,110,272	$0.94

Exercisable as of March 31, 2024	965,272	$3.02

The weighted-average remaining term of the warrants outstanding was 7.74 years as of March 31, 2024.

In February 2024, 125,000 placement agent warrants were exercised for shares of common stock for proceeds of $5,832.

Magna Warrant

On February 1, 2024, Serve entered into a Master Services Agreement (the “MSA”) with Magna New Mobility USA, Inc. (“Magna”), retroactively effective as of January 15, 2024 (the “Effective Date”).

In connection with the strategic partnership with Magna, on February 7, 2024, the Company issued to Magna a warrant (the “Magna Warrant”) to purchase up to 2,145,000 shares of its common stock (the “Magna Warrant Shares”), subject to at an exercise price of $0.01 per share. The warrants were issued pursuant to a production agreement executed in connection with the MSA between the parties in April 2024 whereby Magna will assist the Company in assembly of robotic delivery vehicles.

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

The fair value of the Magna Warrant was $8,566,184, which was valued using the Black-Scholes pricing model using the range of inputs as indicated below:

Risk-free interest rate	4.09%
Expected term (in years)	10.0
Expected volatility	75.0%
Expected dividend yield	0%

The Company recognized $4,182,543 in stock-based compensation expense pertaining to these warrants during the three months ended March 31, 2024 based on the vesting conditions noted above and the Company’s estimations of when the services will be completed. The Company recorded the expense to research and development expense in the consolidated statements of operations.

9. STOCK-BASED COMPENSATION

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

Serve Robotics 2021 Equity Incentive Plan

The Company has adopted the Serve Robotics 2021 Equity Incentive Plan (the “2021 Plan”), as amended and restated, which provides for the grant of shares of stock options and stock appreciation rights (“SARs”) and restricted common shares to employees, non-employee directors, and non-employee consultants. The number of shares authorized by the 2021 Plan was 4,870,663 shares as of March 31, 2024. As of March 31, 2024, there were 52,627 shares available for grant under the 2021 Plan. Stock options granted under the 2021 Plan typically vest over a four-year period, with a one-year cliff as well as via specified milestones.

A summary of information related to stock options for the three months ended March 31, 2024 is as follows:

	Options	Weighted Average Exercise Price	Intrinsic Value
Outstanding as of December 31, 2023	1,515,386	$0.61	$5,111,928
Granted	-	-
Exercised	-	-
Forfeited	(14,045)	0.50
Outstanding as of March 31, 2024	1,501,341	$0.61	$5,062,741

Exercisable as of March 31, 2024	853,478	$0.61	$2,865,304
Exercisable and expected to vest at March 31, 2024	1,501,341	$0.61	$5,062,741

As of March 31, 2024, the weighted average duration to expiration of outstanding options was 8.24 years.

Stock-based compensation expense for stock options of $29,266 and $22,581 was recognized under ASC 718 for the three months ended March 31, 2024 and 2023, respectively. Total unrecognized compensation cost related to non-vested stock option awards amounted to approximately $335,000 as of March 31, 2024, which will be recognized over a weighted average period of 2.25 years.

Classification

Stock-based compensation expense for stock options, restricted common stock (Note 8) and the Magna Warrant (Note 8) was classified in the statements of operations as follows:

	Three Months Ended
	March 31,
	2024	2023
General and administrative	$6,596	$9,980
Operations	6,511	8,428
Research and development	4,239,748	72,271
Sales and marketing	2,577	3,264
	$4,255,432	$93,943

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

The components of lease costs are as follows:

		Three Months Ended
		March 31,
Type	Financial Statement Line Item	2024	2023
Operating lease	General and administrative	$8,863	$209,386
Operating lease	Operations	59,645	-
Operating lease	Research and development	32,231	-
Total lease costs		$100,739	$209,386

Supplemental cash flow information related to leases are as follows:

	Three Months Ended
	March 31,
	2024	2023
Operating cash flows paid for operating leases	$139,077	$136,266
Right-of-use assets obtained in exchange for operating lease obligations	$-	$-

Supplemental balance sheet information related to leases are as follows:

	March 31,	December 31,
	2024	2023
Weighted-average remaining lease term (in years)	1.05	1.30
Weighted-average discount rate	7.25%	7.25%

Finance Lease – Failed Sales-Leaseback

In November 2022, the Company entered into a lease agreement with Farnam Capital for its robot assets. As per ASC 842-40-25-1, the transaction was considered a failed sales-leaseback and therefore the lease was accounted for as a financing agreement. The outstanding liability at March 31, 2024 was $2,335,796. The Company has the option to purchase the assets at the end of the lease for 45% of the original equipment cost.

Commitments

On December 31, 2021, the Company entered into a strategic supply agreement with a manufacturer of component parts used for the Company’s robot assets. The agreement originally called for the Company to make a minimum of $2.30 million in purchases over a two-year period ending December 2023. At the end of the two-year period, the manufacturer was permitted to invoice the Company for any shortfall in orders. This agreement was extended in January 2024, pursuant to which half of the required $2.30 million is to be purchased in 2024 and the other half by December 31, 2025. The Company has minimum spend agreements related to simulation software and storage services. The purchase commitments extend for a period of two to three years.

Contingencies

The Company may be subject to pending legal proceedings and regulatory actions in the ordinary course of business. The results of such proceedings cannot be predicted with certainty, but the Company does not anticipate that the final outcome, if any, arising out of any such matters will have a material adverse effect on its business, financial condition or results of operations.

11. SUBSEQUENT EVENTS

On April 17, 2024, the Company entered into an underwriting agreement with Aegis Capital Corp. in connection with the Offering. The Company’s net proceeds from the Offering, after deducting the underwriting discount and other estimated offering expenses payable by the Company, were approximately $35.7 million. As a result of the Offering, the Company’s Common Stock became listed on The Nasdaq Capital Market and now trades under the ticker symbol “SERV”.

Pursuant to the Underwriting Agreement, at the closing of the Offering on April 22, 2024, the Company issued to Aegis a warrant to purchase 500,000 shares of Common Stock (the “Representative’s Warrant”). The Representative’s Warrant is exercisable at a per share exercise price equal to $5.00 and is exercisable at any time and from time to time, in whole or in part, commencing October 14, 2024. The Representative’s Warrant expires on April 17, 2029.

Concurrently with the closing of Offering, the January Notes converted into 2,104,562 shares of common stock based upon a conversion price of $2.42 per share. Furthermore, the Company granted 63,479 Convertible Promissory Notes Offering Warrants to purchase common stock in connection with the January Notes at an exercise price of $2.42 per share.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the notes to those statements included in this Quarterly Report for the period ended March 31, 2024. Some of the information contained in this discussion and analysis including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risk, uncertainties and assumptions. You should read the “Risk Factors” section of this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Please also see the section entitled “Cautionary Note Regarding Forward-Looking Statements” elsewhere in this Quarterly Report.

Overview

We are shaping the future of sustainable, self-driving delivery. We design, develop and operate low-emissions robots that serve people in public spaces, starting with food delivery. Starting in 2017, our core technology was developed by our co-founders and a majority of our product and engineering team in San Francisco, California as a special project within Postmates Inc., one of the pioneering food delivery startups in the United States. By the end of 2020, the team had developed a fleet of sidewalk robots that had successfully performed over 10,000 commercial deliveries for Postmates in California, augmenting Postmates’ fleet of human couriers. Postmates was acquired by Uber in 2020, and in February of 2021, Uber’s leadership team agreed to contribute the intellectual property developed by the team and assets relating to this project. In return for this contribution and an investment of cash into the Company, Uber acquired a minority equity interest in our business.

Reverse Merger

On July 31, 2023, Patricia Acquisition Corp., Serve Acquisition Corp., a corporation formed in the State of Delaware on July 10, 2023 (“Acquisition Sub”), and Serve entered into a Merger Agreement. Pursuant to the terms of the Merger Agreement, Acquisition Sub merged with and into Serve, with Serve continuing as the surviving corporation and our wholly owned subsidiary. As a result of the Merger, we acquired the business of Serve and will continue the existing business operations of Serve as a public reporting company under the name Serve Robotics Inc. Concurrently therewith, Serve’s predecessor was renamed Serve Operating Co. The Merger was treated as a recapitalization and reverse acquisition for us for financial reporting purposes and Serve is considered the acquirer for accounting purposes. As a result of the Merger and the change in our business and operations, a discussion of the past financial results of Patricia Acquisition Corp. is not pertinent, and under applicable accounting principles, the historical financial results of Serve, the accounting acquirer, prior to the Merger are considered our historical financial results.

Public Offering

On April 17, 2024, the Company entered into an underwriting agreement with Aegis Capital Corp. (“Aegis”) in connection with the public offering of 10,000,000 shares of the Company’s common stock at a public offering price of $4.00 per share (the “Offering”). The Company’s net proceeds from the Offering, after deducting the underwriting discount and other estimated offering expenses payable by the Company, were approximately $35.7 million. As a result of the Offering, the Company’s common stock commenced trading on the Nasdaq Capital Market under the ticker symbol “SERV”.

Pursuant to the Underwriting Agreement, at the closing of the Offering on April 22, 2024, the Company issued to Aegis a warrant to purchase 500,000 shares of Common Stock (the “Representative’s Warrant”). The Representative’s Warrant is exercisable at a per share exercise price equal to $5.00 and is exercisable at any time and from time to time, in whole or in part, commencing October 14, 2024. The Representative’s Warrant expires on April 17, 2029.

Convertible Notes

At an initial closing on January 2, 2024 and at subsequent closings on January 12, 2024, January 22, 2024 and January 26, 2024, the Company issued to certain accredited investors convertible promissory notes of $5,014,500, for which the Company received $4,844,625 in net proceeds (the “January Notes”). As a result, the Company incurred fees of $169,875 which was recorded as a debt discount in the unaudited condensed consolidated financial statements. The convertible promissory notes bore interest at a rate of 6.00% per year, compounded annually, and were due and payable upon request by each investor on or after the 12-month anniversary of the original issuance date of each note. The January Notes were required to convert to shares of common stock upon a qualified offering (as defined in the January Notes) at the lesser of the price paid per share multiplied by 75% or the quotient resulting from dividing $80,000,000 by the outstanding shares of common stock on a fully diluted basis immediately prior to the qualified offering.

Upon closing of the Offering, the January Notes converted into 2,104,562 shares of common stock based upon a conversion price of $2.42 per share. Furthermore, the Company granted 63,479 warrants to purchase common stock to the placement agent of the January Notes at an exercise price of $2.42 per share.

Note Payable - Related Party

In December 2023, the Company issued a senior secured promissory note to its Chief Executive Officer for which Serve received $70,000 in proceeds. The note bore interest at 7.67% per annum. The note was fully repaid on January 3, 2024.

Magna Warrant

On February 1, 2024, Serve entered into a Master Services Agreement (the “MSA”) with Magna New Mobility USA, Inc. (“Magna”), retroactively effective as of January 15, 2024 (the “Effective Date”).

In connection with the strategic partnership with Magna, on February 7, 2024, the Company issued to Magna a warrant (the “Magna Warrant”) to purchase up to 2,145,000 shares of its common stock (the “Magna Warrant Shares”), subject to at an exercise price of $0.01 per share. The warrants were issued pursuant to a production agreement executed in connection with the MSA between the parties in April 2024 whereby Magna will assist the Company in assembly of robotic delivery vehicles.

The Magna Warrant will be exercisable in two equal tranches: (i) the first tranche will become exercisable no later than May 15, 2024, subject to certain conditions; and (ii) the second tranche will became exercisable upon Magna’s achievement of a certain manufacturing milestone as set forth in a production and purchase agreement to be entered into with respect to the contract manufacturing of our autonomous delivery robots by Magna or its affiliates. Notwithstanding the foregoing, the Magna Warrant Shares will vest and become exercisable upon any “change of control” (as defined in the Magna Warrant).

The fair value of the Magna Warrant was $8,566,184 as of March 31, 2024 as determined using the Black-Scholes option pricing method.

Outlook And Challenges Facing Our Business

There are a number of industry factors that affect our business which include, among others:

Overall Demand for Last Mile Delivery on Partner Platforms.

Our potential for growth depends significantly on continued demand for last-mile delivery of food and other items on our partner platforms. This demand can fluctuate based on various market cycles, weather and local community health conditions, as well as evolving competitive dynamics. Our largest stream of projected revenue comes from maximizing utilization of our robots to perform deliveries on our partner platforms. Matching algorithms on these platforms as well as the extent of their merchant and end-customer participation in robotic delivery directly impacts the utilization rate of our robots, both of which can be challenging to predict. These uncertainties make demand difficult to forecast for us and our partners.

Customer Concentration.

During the three months ended March 31, 2024, one customer accounted for 90% of the Company’s revenue and accounted for 83% of the Company’s accounts receivable. In the same period in 2023, a different customer accounted for 50% of the Company’s revenue. We currently have a limited number of customers. If either of our significant customers were to breach, cancel or amend our agreements with them, it may have an outsized effect on our revenue, cash on hand and profitability. Our business development team is actively pursuing new delivery and branding customers to diversify our customer base.

Inflation and Market Considerations; Availability of Materials, Labor & Services.

We consider most on-demand purchases as discretionary spending for consumers, and we are therefore susceptible to changes in discretionary spending patterns and economic slowdowns in the geographic areas in which merchants on our partners’ platforms operate, and in the economy at large. Discretionary consumer spending can be impacted by general economic conditions, unemployment, consumer debt, inflation, rising gasoline prices, interest rates, consumer confidence and other macroeconomic factors. Inflation can lead to increased cost of material and labor for restaurants and merchants who may in turn raise prices on the item they sell, potentially resulting in a reduction in demand for those items. To the extent inflation reduces economic activity and consumer demand for items we deliver, it could negatively impact our financial results. Continued uncertainty in or a worsening of the economy, generally or in a number of our markets, and consumers’ reactions to these trends, could adversely affect our business and cause us to, among other things, reduce the number and frequency of new market openings or cease operations in existing markets. It is important to note, however, that inflation can also serve as a tailwind that would accelerate the adoption of automated robotic last mile delivery as labor becomes more expensive and drives up the cost of delivery by humans.

Intellectual Property.

We rely on patented and non-patented proprietary information relating to product development, manufacturing capabilities and other core competencies of our business. Protection of intellectual property is critical. Therefore, steps such as additional patent applications, confidentiality and non-disclosure agreements, as well as other security measures, are important. While we believe we have a strong patent portfolio and there is no actual or, to our knowledge, threatened litigation against us for patent-related matters, litigation or threatened litigation is a common method to effectively enforce or protect intellectual property rights. Such action may be initiated by or against us and would require significant management time and expenses.

Supply Chain Constraints.

The global supply shortage of electrical components, including semiconductor chips and other hardware components essential to the manufacturing and maintenance of our robots, continued to impact our supply chain throughout 2024. As a result, we experienced increases in our lead times and costs for certain components to build our robots. We cannot be sure whether global supply chain shortages will impact our future robot build plans. In order to mitigate supply chain risks, we would need to incur higher costs to secure available inventory and place non-cancellable purchase commitments with our suppliers, which could introduce inventory risk if our forecasts and assumptions prove inaccurate. Higher costs of components would impact our cash runway and delays in the manufacturing of our robots would push out our revenue forecasts.

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

Future Prospects.

We anticipate that we will continue to experience operating losses in 2024 and 2025 as we seek to implement our long-term strategic plan, using the net proceeds from the Offering to accelerate our development through increased research and development spending, scale our robotic fleet, expanding our sales and business development efforts, and increasing our overall headcount in order to achieve efficiencies through scaled growth. Our goal over the next two years is to scale our operating fleet by a factor of 10 and expand our geographic coverage to new markets beyond our current operating area in Los Angeles. With such an increase, we anticipate proportional increases in capital costs, overhead and operating expenses. Our ability to initially achieve profitability is dependent upon numerous factors, including the development of revenues, general business and economic conditions, and other risks and uncertainties, including those listed under the caption “Risk Factors” elsewhere in this Quarterly Report.

Components of Results of Operations

Revenue

Our revenue currently consists of (1) delivery revenues, (2) revenues from branding and 3) revenues from software services.

Operating Expenses

Cost of revenue consists primarily of allocations of depreciation on robot assets used for revenue producing activities, personnel time related to revenue activities and costs related to data, software and similar costs that allow the robots to function as intended and for the Company to communicate with its robots while in service.

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

General and Administrative. General and administrative expenses primarily consist of personnel-related expenses for executive management and administrative functions, including finance and accounting, legal and human resources, as well as general corporate expenses and general insurance. General and administrative expenses also include depreciation on property and equipment as well as amortization of right of use assets. These costs are expensed as incurred.

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

Financial Overview

For the three months ended March 31, 2024 and 2023, we generated revenues of $946,711 and $40,252, respectively, and reported net loss of $9,037,971 and $5,138,122, respectively.

As of March 31, 2024, we had an accumulated deficit of $77,372,352.

Results of Operations

Comparison of Results of Operations for the Three Months Ended March 31, 2024 and 2023

The following table summarizes our operating results as reflected in our unaudited statements of operations during the three months ended March 31, 2024 and 2023, respectively, and provides information regarding the dollar and percentage increase (or decrease) during such periods.

	Three Months Ended
	March 31,
	2024	2023	Change	Change %
Revenues	$946,711	$40,252	$906,549	2252%
Cost of revenues	352,438	367,261	(14,823)	-4%
Gross loss	594,273	(327,009)	921,282	-282%

Operating expenses:
General and administrative	1,008,071	1,015,987	(7,916)	-1%
Operations	540,974	521,687	19,287	4%
Research and development	6,638,411	2,082,949	4,551,292	219%
Sales and marketing	118,236	279,582	(161,346)	-58%
Total operating expenses	8,305,772	3,900,205	4,405,517	113%
Loss from operations	(7,711,449)	(4,227,214)	(3,484,235)	82%
Other income (expense)	(1,326,522)	(910,908)	(415,614)	46%
Net loss	$(9,037,971)	$(5,138,122)	$(3,899,849)	76%

Weighted average common shares outstanding - basic and diluted	24,556,343	6,708,450

Net loss per common share - basic and diluted	$(0.37)	$(0.77)

Revenues increased $0.91 million to $0.95 million for the three months ended March 31, 2024 from $0.04 million for the same period in 2023. The increase is due primarily to the $0.85 in revenues generated from the Company’s software services contract with Magna. The Company also recognized additional increases in delivery and branding revenues of $0.10 million for the three months ended March 31, 2024, compared to $0.04 million for the same period in 2023. The Magna services will be completed in Quarter 2 of 2024. Service revenue streams may be inconsistent in the future.

Cost of revenues decreased $0.01 million to $0.35 million for the three months ended March 31, 2024, compared with $0.37 million for the same period in 2023 due primarily from a decrease in depreciation expense offset by incremental costs related to software service.

General and administrative expenses decreased $0.01 million to $1.01 million for the three months ended March 31, 2024, from $1.02 million for the same period in 2023, due primarily to additional public company costs such as audit, legal, SEC filing fees and outside director compensation which were partially offset by a decrease in payroll costs due to a headcount reduction and decreased depreciation as a result of the impairment of the robot asset in 2023.

Operations expenses increased $0.02 million to $0.54 million for the three months ended March 31, 2024, from $0.52 million for the same period in 2023, due primarily to an increase in facility costs such as rent, network and phone.

Research and development expenses, which represent 80% and 53% of our total operating expenses for the three months ended March 31, 2024, and 2023, respectively, increased $4.55 million for the three months ended March 31, 2024 to $6.63 million, compared to $2.08 million for the same period in 2023. This increase was due primarily to stock compensation attributable to the Magna Warrant for $4.2 million, as well as increased operating expenses for headcount and software as the company executed its technology roadmap.

Sales and marketing expenses decreased $0.16 million to $0.12 million for the three months ended March 31, 2024, from $0.28 million for the same period in 2023. For the three months ended March 31, 2023, the Company incurred a larger amount of advertising costs during their crowdfunding campaign and efforts which did not occur in the same period in 2024.

Interest expense of $1.33 million for the three months ended March 31, 2024, was related to the debt from Silicon Valley Bank and the amortization of debt discount pertaining to the January Notes. Interest expense of $0.04 million for the three months ended March 31, 2023 was related to the amortization of debt discount from the Company’s March 2022 loan agreement with Silicon Valley Bank.

The change in fair value of the simple agreements for future equity (“SAFEs”) was $0 million for the three months ended March 31, 2024, compared with $0.87 million for the three months ended March 31, 2023. The decrease in expense is related to no longer having SAFE agreements.

Key Metrics

We regularly review the following key business metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions:

	Three Months Ended
	March 31,
	2024	2023
	(Unaudited)	(Unaudited)
Key Metrics
Daily Active Robots	39	23
Daily Supply Hours	300	152

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

Liquidity and Capital Resources

Our cash and cash equivalents generated by financing activities are our primary source of liquidity. As of March 31, 2024, we had $0.43 million in cash and cash equivalents. Cash and cash equivalents consist of highly liquid investments with original maturities of 90 days or less at the time of purchase, other than those held for sale in the ordinary course of business.

On April 17, 2024, the Company entered into an underwriting agreement with Aegis Capital Corp. (“Aegis”) in connection with the public offering of 10,000,000 shares of the Company’s common stock at a public offering price of $4.00 per share (the “Offering”). The Company’s net proceeds from the Offering, after deducting the underwriting discount and other estimated offering expenses payable by the Company, were approximately $35.7 million.

We will need additional capital to fund our operations which include our research and development and general and administrative expenses, which we may obtain from additional financings, public offerings, research funding, additional collaborations, contract and grant revenue or other sources.

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

Cash Flows

As of March 31, 2024, our cash and cash equivalents were $0.43 million. The following table shows a summary of our cash flows for the periods presented in millions:

	Three Months Ended March 31,
	2024	2023	Change
Cash used in operating activities	$(4.08)	$(3.71)	$.36
Cash used in investing activities	$(.00)	$-	$(.00)
Cash from financing activities	$4.50	$1.86	$2.64)

Operating Activities

Net cash used in operating activities was $4.08 million and $3.71 million for the three months ended March 31, 2024, and 2023, respectively. The increase of $0.36 million was primarily due to changes in working capital.

Investing Activities

Net cash used in investing activities was minimal for the three months ended March 31, 2024, and 2023, respectively.

Financing Activities

Net cash provided by financing activities was $4.50 million and $1.86 million for the three months ended March 31, 2024, and 2023, respectively. In 2024, the Company received net proceeds of $4.84 million from the January Notes, partially offset by repayments of lease liability for Silicon Valley Bank.

Indebtedness

In March 2022, we entered into a term loan with Silicon Valley Bank for gross proceeds of $2.50 million with a maturity date of March 1, 2025. The loan accrues interest at the greater of 3.25% per annum or prime rate. Principal payments commenced on October 1, 2022, and the loan is repayable in 30 equal installments of principal and accrued interest.

In June 2022, we entered into an equipment financing lease agreement with Farnam Street commencing November 2022, for the cost of building robots, calling for 24 monthly payments of approximately $0.19 million based on an expected total cost of $4.46 million of robot parts and manufacturing costs. In December 2023, the agreement was modified to require three monthly repayments of approximately $0.03 million each and 12 monthly repayments of approximately $0.19 million each, subject to certain terms and effective in January 2024.

Off-Balance Sheet Transactions

We did not have during the periods presented, and we do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Estimates

There have been no material changes in our critical accounting policies from those disclosed in our 2023 Annual Report on Form 10-K for the year ended December 31, 2023.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2024, the end of the period covered by this report on Form 10-Q. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

As of March 31, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective.

Material Weaknesses in Internal Control Over Financial Reporting

As previously disclosed on our Annual Report on Form 10-K for the year ended December 31, 2023, although management did not conduct a formal assessment of internal control over financial reporting, in connection with the audits of our consolidated financial statements for the years ended December 31, 2023, and 2022, management has identified material weaknesses in internal control over financial reporting. Prior to the Merger, our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties. Therefore, management concluded that we did not have a comprehensive and formalized accounting and financial reporting policies and procedures manual which details the information needed for our financial reporting process and that we did not have a robust review process by which management could monitor for potential errors or technical accounting requirements, which resulted in material weaknesses in internal control over financial reporting as of December 31, 2023.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2024, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no pending, threatened or actual material legal proceedings in which the Company or any subsidiary is a party.

ITEM 1A. RISK FACTORS

We previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024, important factors which could affect our business, financial condition, results of operations and future operations under the heading Risk Factors. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described as risk factors, any one or more of which could, directly or indirectly, cause our actual operating results and financial condition to vary materially from past, or anticipated future, operating results and financial condition. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and the price of our common stock. Other than as set forth below, there have been no material changes in our risk factors subsequent to the filing of our Annual Report for the fiscal year ended December 31, 2023.

Our stock price will likely be volatile and an active, liquid and orderly trading market may not develop for our common stock. As a result, you may not be able to resell your shares at or above your purchase price.

An active trading market for our common stock may not develop or, if it develops, may not be sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable, which may reduce the fair market value of your shares. Further, an inactive market may also impair our ability to raise capital by selling our common stock and may impair our ability to enter into strategic partnerships or acquire future products or licenses by using our common stock as consideration.

The market price of our common stock following this offering may fluctuate substantially as a result of many factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of the value of your investment in our common stock. Factors that could cause fluctuations in the market price of our common stock include the following:

●	performance of third parties on whom we rely to manufacture our products, product components and product candidates, including their ability to comply with regulatory requirements;

●	the success of, and fluctuation in, the sales of our products;

●	our execution of our sales and marketing, manufacturing and other aspects of our business plan;

●	results of operations that vary from those of our competitors and the expectations of securities analysts and investors;

●	changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

●	our announcement of significant contracts, acquisitions or capital commitments;

●	announcements by our competitors of competing products or other initiatives;

●	announcements by third parties of significant claims or proceedings against us;

●	regulatory and reimbursement developments in the United States and abroad;

●	future sales of our common stock;

●	additions or departures of key personnel; and

●	general domestic and international economic conditions unrelated to our performance.

In addition, the stock market in general has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to operating performance of individual companies. These broad market factors may adversely affect the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in significant liabilities and, regardless of the outcome, could result in substantial costs and the diversion of our management’s attention and resources.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Please refer to Item 15. Recent Sales of Unregistered Securities contained in our registration statement on Form S-1/A filed on April 12, 2024 for the information required by Item 701 of Regulation S-K, which is incorporated herein by reference, as to all equity securities that we issued during the period covered by this report that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the fiscal quarter ended March 31, 2024, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 6. EXHIBITS

Exhibit No.	Description
1.1§	Underwriting Agreement, dated as of April 17, 2024, by and between the Company and Aegis Capital Corp. (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on April 18, 2024).
4.1	Form of Secured Subordinated Promissory Note (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on January 3, 2024).
4.2	Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on January 3, 2024).
4.3	Common Stock Warrant, dated February 7, 2024, issued by Serve Robotics Inc. to Magna New Mobility USA, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2024).
4.4	Form of Representative’s Warrant issued by the Company to Aegis Capital Corp. on April 22, 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 23, 2024).
4.5	Form of Placement Agent’s Warrant issued by the Company to Network 1 Financial Securities, Inc. on April 22, 2024 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on April 23, 2024).
10.1#§	Master Services Agreement, dated as of February 1, 2024 and effective as of January 15, 2024, by and between Magna New Mobility USA, Inc. and Serve Operating Co. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2024).
10.2#	Statement of Work, dated as of February 1, 2024 and effective as of January 15, 2024, by and between Magna New Mobility USA, Inc. and Serve Operating Co. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2024).
10.3#	License and Services Agreement, dated as of February 20, 2024, by and between Magna New Mobility USA, Inc. and Serve Operating Co. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2024)
10.4+§	Offer Letter, dated March 24, 2024, by and between Brian Read and Serve Operating Co. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 9, 2024).
10.5#*	Amendment No. 1 to Project Plan 2, dated April 25, 2024, by and between Uber Technologies, Inc. and the Company.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K.

+	Indicates a management contract or any compensatory plan, contract or arrangement.

#	Portions of this exhibit (indicated by asterisks) have been omitted in accordance with Item 601(b)(10) of Regulation S-K. The registrant hereby agrees to furnish supplementally copies of any of the omitted portions of this exhibit to the SEC upon its request.

§	Certain exhibits or schedules to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The registrant hereby agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERVE ROBOTICS INC.

Dated: May 15, 2024	By:	/s/ Ali Kashani
Chief Executive Officer
(Principal Executive Officer)