Form 10-Q
period 2024-06-30
Serve Robotics Inc. /DE/
filed 2024-08-13
CIK 1832483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
As of August 9, 2024, the registrant had 39,599,706 shares of its common stock, par value $0.0001 per share, outstanding.

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
Forward-looking statements include all statements that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “intend,” “seek,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” “might,” “forecast,” “continue,” or the negative of those terms, and similar expressions and comparable terminology intended to reference future periods. Forward-looking statements include, but are not limited to, statements about:
•our ability to protect and enforce our intellectual property protection and the scope and duration of such protection;
•our reliance on third parties, including suppliers, delivery platforms, brand sponsors, software providers and service providers;
•our ability to operate in public spaces and any errors caused by human supervisors, network connectivity or automation;
•our robots’ reliance on sophisticated software technology that incorporates third-party components and networks to operate, and our ability to maintain licenses for this software technology;
•our ability to commercialize our products at a large scale;
•the competitive industry in which we operate which is subject to rapid technological change;
•our ability to raise additional capital to develop our technology and scale our operations;
•developments and projections relating to our competitors and our industry;
•our ability to adequately control the costs associated with our operations;
•the impact of current and future laws and regulations, especially those related to personal delivery devices;
•potential cybersecurity risks to our operational systems, infrastructure and integrated software by us or third-party vendors;
•the development of a market for our common stock;
•the Company’s ability to continue as a going concern;
•the Company’s intended use of proceeds from the Offering (as defined below); and
•other risks and uncertainties, including those listed in this Quarterly Report under the caption “Risk Factors.”
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
ii

PART I
Item 1. Financial Statements
Serve Robotics Inc.
Unaudited Condensed Consolidated Balance Sheets
As of June 30, 2024 and December 31, 2023
(unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash	$28,780,034	$6,756
Accounts receivable	93,132	2,955
Inventory	709,289	774,349
Prepaid expenses	1,119,995	676,969
Escrow Receivable	180,000	-
Total current assets	30,882,450	1,461,029
Property and equipment, net	819,244	48,422
Right of use asset	552,143	782,439
Security Deposits	512,659	512,659
Total assets	$32,766,496	$2,804,549

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,387,559	$2,050,605
Accrued liabilities	46,079	255,849
Deferred revenue	52,863	-
Note payable, current	750,000	1,000,000
Note payable - related party	-	70,000
Right of use liability, current portion	413,800	496,963
Lease liability, current portion	1,617,224	2,363,807
Total current liabilities	4,267,525	6,237,224
Note payable, net of current portion	-	230,933
Restricted stock award liability	-	158,617
Right of use liability	35,230	211,181
Total liabilities	4,302,755	6,837,955

Commitments and contingencies (Note 10)

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of both June 30, 2024 and December 31, 2023	-	-
Common stock, $0.0001 par value; 300,000,000 shares authorized,36,642,064 and 24,832,814 shares issued and 36,529,574 and 24,508,795 shares outstanding as of June 30, 2024 and December 31, 2023.	3,651	2,450
Additional paid-in capital	114,869,809	64,468,141
Subscription receivable	-	(169,616)
Accumulated deficit	(86,409,719)	(68,334,381)
Total stockholders’ equity (deficit)	28,463,741	(4,033,406)
Total liabilities and stockholders’ equity (deficit)	$32,766,496	$2,804,549
See accompanying notes to the unaudited condensed consolidated financial statements.

Serve Robotics Inc.
Unaudited Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2024 and 2023
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenues	$468,375	$62,009	$1,415,086	$102,261
Cost of revenues	326,013	391,367	678,451	758,628
Gross profit (loss)	142,362	(329,358)	736,635	(656,367)

Operating expenses:
General and administrative	1,873,320	970,819	2,881,391	1,986,806
Operations	871,211	592,648	1,412,185	1,114,335
Research and development	5,787,906	2,125,685	12,426,347	4,208,634
Sales and marketing	165,612	83,136	283,848	362,718
Total operating expenses	8,698,049	3,772,288	17,003,771	7,672,493

Loss from operations	(8,555,687)	(4,101,646)	(16,267,136)	(8,328,860)

Other income (expense), net:
Interest expense, net	(260,120)	(496,862)	(1,586,642)	(538,606)
Change in fair value of derivative liability	(221,560)	-	(221,560)	-
Change in fair value of simple agreements for future equity	-	(367,748)	-	(1,236,912)
Total other income (expense), net	(481,680)	(864,610)	(1,808,202)	(1,775,518)

Provision for income taxes	-	-	-	-
Net loss	$(9,037,367)	$(4,966,256)	$(18,075,338)	$(10,104,378)

Weighted average common shares outstanding - basic and diluted	33,795,009	6,678,372	29,176,370	6,678,372
Net loss per common share - basic and diluted	$(0.27)	$(0.74)	$(0.62)	$(1.51)

See accompanying notes to the unaudited condensed consolidated financial statements.

Serve Robotics Inc.
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the Six Months Ended June 30, 2023
(unaudited)

	Series Seed Preferred Stock		Series Seed-1 Preferred Stock		Series Seed-2 Preferred Stock		Series Seed-3 Preferred Stock		Common Stock		Additional Paid-in Capital	Subscription Receivable	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2022	3,091,672	$309	2,440,411	$244	2,088,696	$209	357,836	$36	6,826,352	$683	$31,232,737	$(165,719)	$(43,520,645)	(12,452,146)
Vested restricted stock purchased with recourse notes	-	-	-	-	-	-	-	-	2,820	-	3,436	(1,202)	-	2,234
Restricted stock awards repurchased	-	-	-	-	-	-	-	-	(238,625)	(24)	20	-	-	(4)
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	93,943	-	-	93,943
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(5,138,122)	(5,138,122)
Balances at March 31, 2023	3,091,672	$309	2,440,411	$244	2,088,696	$209	357,836	$36	6,590,547	$659	$31,330,136	$(166,921)	$(48,658,767)	$(17,494,095)
Vested restricted stock purchased with recourse notes	-	$-	-	$-	-	$-	-	$-	2,820	$-	$3,433	$(1,302)	$-	$2,131
Restricted stock awards repurchased	-	$-	-	$-	-	$-	-	$-	(62,975)	$(6)	$6	$-	$-	$-
Stock-based compensation	-	$-	-	$-	-	$-	-	$-	-	$-	$106,929	$-	$-	$106,929
Net loss	-	$-	-	$-	-	$-	-	$-	-	$-	$-	$-	$(4,966,256)	$(4,966,256)
Balances at June 30, 2023	3,091,672	$309	2,440,411	$244	2,088,696	$209	357,836	$36	6,530,392	$653	$31,440,504	$(168,223)	$(53,625,023)	$(22,351,291)

Serve Robotics Inc.
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the Six Months Ended June 30, 2024
(unaudited)

	Series Seed Preferred Stock		Series Seed-1 Preferred Stock		Series Seed-2 Preferred Stock		Series Seed-3 Preferred Stock		Common Stock		Additional Paid-in Capital	Subscription Receivable	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2023	-	$-	-	$-	-	$-	-	$-	24,508,795	$2,450	$64,468,141	$(169,616)	$(68,334,381)	$(4,033,406)
Exercise of warrants	-	-	-	-	-	-	-	-	125,000	12	5,820	-	-	5,832
Interest on recourse loan	-	-	-	-	-	-	-	-	-	-	-	3,987	-	3,987
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	4,255,432	-	-	4,255,432
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(9,037,971)	(9,037,971)
Balances at March 31, 2024	-	$-	-	$-	-	$-	-	$-	24,633,795	$2,462	$68,729,393	$(165,629)	$(77,372,352)	$(8,806,126)
Issuance of common stock pursuant to offering	-	-	-	-	-	-	-	-	10,000,000	1,000	39,999,000	-	-	40,000,000
Offering costs	-	-	-	-	-	-	-	-	-	-	(4,150,864)	-	-	(4,150,864)
Conversion of convertible note and derivative liability into common stock	-	-	-	-	-	-	-	-	2,104,562	210	6,803,390	-	-	6,803,600
Exercise of warrants	-	-	-	-	-	-	-	-	18,341	2	73	-	-	75
Exercise of options	-	-	-	-	-	-	-	-	17,936	1	8,756	-	-	8,757
Restricted Stock Awards Repurchased	-	-	-	-	-	-	-	-	(245,060)	(24)	24	-	-	-
Interest and forgiveness on recourse loans	-	-	-	-	-	-	-	-	-	-	-	165,629	-	165,629
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	3,480,037	-	-	3,480,037
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(9,037,367)	(9,037,367)
Balances at June 30, 2024	-	$-	-	$-	-	$-	-	$-	36,529,574	$3,651	$114,869,809	$-	$(86,409,719)	$28,463,741
See accompanying notes to the unaudited condensed consolidated financial statements

Serve Robotics Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2024 and 2023
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(18,075,338)	$(10,104,378)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	27,500	931,279
Stock-based compensation	7,735,469	200,872
Amortization of debt discount	1,677,942	466,706
Change in fair value of derivative liability	221,560	-
Change in fair value of simple agreements for future equity	-	1,236,912
Interest on recourse loan	-	(2,504)
Changes in operating assets and liabilities:
Accounts receivable	(90,177)	23,697
Inventory	65,060	(4,704)
Prepaid expenses	(443,026)	16,253
Escrow receivable	(180,000)	-
Accounts payable	(663,046)	704,870
Accrued liabilities	(120,231)	(36,045)
Deferred revenue	52,863	-
Right of use liabilities, net	(28,818)	(23,163)
Net cash used in operating activities	(9,820,242)	(6,590,205)
Cash flows from investing activities:
Purchase of property and equipment	(798,322)	-
Net cash used in investing activities	(798,322)	-
Cash flows from financing activities:
Proceeds from simple agreement for future equity	-	2,666,953
Proceeds from convertible notes payable	4,844,625	2,798,410
Proceeds from note payable, related party	-	399,000
Exercise of warrants	5,907	-
Exercise of options	8,757	-
Proceeds from issuance of common stock pursuant to offering, net of offering costs	35,849,136	-
Repayments of note payable	(500,000)	(500,000)
Repayments of notes payable, related party	(70,000)	-
Deferred offering costs	-	(352,617)
Repayment of lease liability financing	(746,583)	(1,118,348)
Net cash provided by financing activities	39,391,842	3,893,398
Net change in cash and cash equivalents	28,773,278	(2,696,807)
Cash and cash equivalents at beginning of period	6,756	2,715,719
Cash and cash equivalents at end of period	$28,780,034	$18,912

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	50,097	79,866

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible note and derivative into common stock	$6,803,600	$-
Vested restricted stock purchased with recourse notes	$-	$6,869
Derivative liability in connection with convertible note	$-	$601,000
Debt discount issued as accrued liability	$-	$63,840
See accompanying notes to the unaudited condensed consolidated financial statements

Serve Robotics Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
1. NATURE OF OPERATIONS
Serve Operating Co. (“Serve”) (formerly known as Serve Robotics Inc.) is a corporation formed on January 15, 2021 under the laws of the State of Delaware.

On July 31, 2023, Serve Acquisition Corp., a corporation formed in the State of Delaware on July 10, 2023 (“Acquisition Sub”) and wholly-owned subsidiary of Patricia Acquisition Corp., a Delaware corporation incorporated on November 9, 2020 (“Patricia”), merged with and into the Company (as defined below). Pursuant to this transaction (the “Merger”), Serve was the surviving corporation and became Patricia’s wholly owned subsidiary, and all of the outstanding stock of Serve was converted into shares of Patricia’s common stock. All of Serve’s outstanding warrants and options were assumed by Patricia. In addition, on July 31, 2023, the board of directors of Patricia and all of its pre-Merger stockholders approved a restated certificate of incorporation, which was effective upon its filing with the Secretary of State of the State of Delaware on July 31, 2023, and through which Patricia changed its name to “Serve Robotics Inc.” Following the consummation of the Merger, Serve Robotics Inc. changed its name to “Serve Operating Co.”
As a result of the Merger, Patricia acquired the business of Serve and continued the existing business operations of Serve as a public reporting company under the name Serve Robotics Inc. (the “Company”). The Company is developing autonomous robots for last-mile delivery services. The Company is headquartered in Redwood City, California. In accordance with “reverse merger” or “reverse acquisition” accounting treatment, the Company was determined the accounting acquirer. Patricia’s historical financial statements before the Merger have been replaced with the historical financial statements of Serve before the Merger in filings with the SEC since the Merger unless otherwise noted.
Public Offering
On April 17, 2024, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Aegis Capital Corp. (“Aegis”) in connection with the public offering of 10,000,000 shares of the Company’s common stock, par value $0.0001, at a public offering price of $4.00 per share (the “Offering”). The Company’s net proceeds from the Offering, after deducting the underwriting discount and other estimated offering expenses payable by the Company, were approximately $35.8 million. As a result of the Offering, the Company’s Common Stock was approved for listing on The Nasdaq Capital Market and commenced trading under the ticker symbol “SERV” beginning on April 18, 2024. See Note 8.
2. GOING CONCERN
The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained net losses of $18,075,338 and $10,104,378 for the six months ended June 30, 2024 and 2023, respectively and has negative cash flow from operations for the six months ended June 30, 2024 and 2023. The Company plans to use current cash on hand, and other funding mechanisms as available, to fund capital expenditures for our next generation of robots. The Company requires additional capital to operate and expects losses to continue for the foreseeable future. These factors raise substantial doubts about the Company’s ability to continue as a going concern.
The Company’s ability to continue as a going concern until it reaches profitability is dependent upon its ability to generate cash from operating activities and to raise additional capital to fund operations. Management plans to raise additional capital to fund operations through debt and/or equity financings. Through the issuance date of the consolidated financial statements, the Company has raised $13.7 million in equity pursuant to our July 2024 Offering (see Note 11). Our failure to raise additional capital could have a negative impact on not only our financial condition but also our ability to execute our business plan. No assurance can be given that the Company will be successful in these efforts. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company may not be able to obtain financing on acceptable terms, or at all.

3. REVERSE MERGER ACCOUNTING
On July 31, 2023, Acquisition Sub, merged with and into the Company. Pursuant to the Merger, the Company was the surviving corporation and became Patricia’s wholly owned subsidiary, and all of the outstanding stock of Serve was converted into shares of Patricia’s common stock. All of Serve’s outstanding warrants and options were assumed by Patricia. Following the consummation of the Merger, Serve Robotics Inc. changed its name to “Serve Operating Co.”
The Merger was accounted for as a reverse-merger, and recapitalization in accordance with generally accepted accounting principles in the United States (“GAAP”). Serve Robotics Inc. was the acquirer for financial reporting purposes and Patricia was the acquired company. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the Merger are those of Serve Robotics Inc. and have been recorded at the historical cost basis of Serve Robotics Inc., and the financial statements after completion of the Merger include the assets and liabilities of Patricia and Serve Robotics Inc., historical operations of Serve Robotics Inc. and operations of Patricia from the closing date of the Merger. Common stock and the corresponding capital amounts of Patricia pre-merger were retroactively restated as capital stock shares reflecting the exchange ratio in the Merger. In conjunction with the Merger, the Company received no cash and assumed no liabilities from Patricia.
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
Unaudited Condensed Consolidated Financial Information
The unaudited condensed consolidated financial statements and related notes have been prepared in accordance with GAAP for interim financial information, within the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements have been prepared on a basis consistent with the audited financial statements and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the results for the interim periods presented and of the financial condition as of the date of the condensed consolidated balance sheet. The financial data and the other information disclosed in these notes to the condensed consolidated financial statements related to the three-month periods are unaudited. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2023 included in the Form 10-K filed with the SEC on February 29, 2024.
Use of Estimates
The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, the valuations of common stock and options. The Company bases its estimates on historical experience, known trends and other market-

specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company generally maintains balances in various operating accounts at financial institutions that management believes to be of high credit quality, in amounts that may exceed federally insured limits. The Company has not experienced any losses related to its cash and cash equivalents and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. As of June 30, 2024 and December 31, 2023, all of the Company’s cash and cash equivalents were held at one accredited financial institution.
Concentrations
During the six months ended June 30, 2024, one customer accounted for 81% of the Company’s revenue and accounted for 74% of the Company’s accounts receivable. In the same period in 2023, a different customer accounted for 60% of the Company’s revenue.
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
Fair Value Measurements
Certain assets and liabilities of the Company are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:
•Level 1—Quoted prices in active markets for identical assets or liabilities.
•Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.
•Level 3—Unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.
The carrying values of the Company’s accounts receivable, prepaid expenses and accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.
See Note 5 for fair value disclosures.
Accounts Receivable
Accounts receivable are derived from services delivered to customers and are stated at their net realizable value. The Company accounts for allowance for doubtful accounts under Accounting Standards Codification (“ASC”) 310-10-35. Each month, the Company reviews its receivables on a customer-by-customer basis and evaluates whether an allowance for doubtful accounts is necessary based on any known or perceived collection issues. Any balances that are eventually deemed uncollectible are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2024 and December 31, 2023, the Company determined there was no allowance for doubtful accounts necessary.

Inventory
Inventory is stated at the lower of cost or market value and accounted for using the specific identification cost method. As of June 30, 2024 and December 31, 2023, inventory primarily consists of robotic component parts purchased from the Company’s suppliers. Management reviews its inventory for obsolescence and impairment periodically and did not record a reserve for obsolete inventory for the six months ended June 30, 2024 and 2023.
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
Deferred Offering Costs
The Company complies with the requirements of ASC 340-10-S99-1 with regards to offering costs. Prior to the completion of an offering, offering costs are capitalized. The deferred offering costs are charged to additional paid-in capital or as a discount to debt, as applicable, upon the completion of an offering or to expense if the offering is not completed. As of June 30, 2024, the Company did not have any capitalized deferred offering costs.
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
Revenue Recognition
The Company accounts for revenue in accordance with ASC 606 – Revenue from Contracts with Customers (“ASC 606”). The Company determines revenue recognition through the following steps:
•Identification of a contract with a customer;
•Identification of the performance obligations in the contract;
•Determination of the transaction price;
•Allocation of the transaction price to the performance obligations in the contract; and
•Recognition of revenue when or as the performance obligations are satisfied.

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
The Company recognizes revenue on its software services over time. The Company utilizes labor hours as a measure of progress to estimate the percentage of completion of the performance obligation at each reporting period. Service fees that have been invoiced or paid but performance obligations have not been met are recorded as deferred revenue. As of June 30, 2024, the Company had $52,863 in deferred revenue pertaining to software services, which is expected to be recognized in the third quarter of 2024.
For delivery services, the Company satisfies its performance obligation when the delivery is complete, which is the point in time control of the delivered product transfers to the customer. The Company recognizes branding fees over time as performance obligations are completed over the term of the agreement.
Disaggregation of Revenue
The disaggregation of revenue is as follows:

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
	2024	2023	2024	2023
Software services	$296,035	$-	$1,147,136	$-
Delivery services	75,540	32,467	127,300	57,719
Branding fees	96,800	29,542	140,650	44,542
	$468,375	$62,009	$1,415,086	$102,261
Cost of Revenue
Cost of revenue consists primarily of allocations of depreciation on robot assets used for revenue producing activities, personnel time related to revenue activities, and costs related to data, software and similar costs that allow the robots to function as intended and for the Company to communicate with the robots while in service.
Sales and Marketing
Sales and marketing expenses include personnel costs and public relations expenses. Advertising costs are expensed as incurred and included in sales and marketing expenses. There were no advertising expenses and $184,000 for the six months ended June 30, 2024 and 2023, all respectively. There were no advertising expenses for the three months ended June 30, 2024 and 2023.
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
(i)there is an identified asset;
(ii)the Company obtains substantially all of the economic benefits of the asset; and
(iii)the Company has the right to direct the use of the asset.
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
Net Loss per Share
Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. As all potentially dilutive securities are anti-dilutive as of June 30, 2024 and 2023, diluted net loss per share is the same as basic net loss per share for each period. Potentially dilutive items outstanding as of June 30, 2024 and 2023 is as follows:

	June 30,
	2024	2023
Series Seed preferred stock (convertible to common stock)	-	3,091,672
Series Seed-1 preferred stock (convertible to common stock)	-	2,440,411
Series Seed-2 preferred stock (convertible to common stock)	-	2,088,696
Series Seed-3 preferred stock (convertible to common stock)	-	357,836
Common stock warrants	3,493,671	13,912
Preferred stock warrants	-	128,820
Convertible note payable	-	3,014,632
Stock options	1,529,900	1,590,769
Unvested restricted stock units	955,804	-
Shares related to recourse and non-recourse loans	112,490	329,661
Total potentially dilutive shares	6,091,865	13,056,409

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
There were no Level 1, 2 or 3 assets or liabilities as of June 30, 2024 or December 31, 2023.
Derivative Liability
In connection with the Company’s convertible notes, the Company recorded a derivative liability (see Note 7). The estimated fair value of the derivative liability is recorded using significant unobservable measures and other fair value inputs and is therefore classified as a Level 3 financial instrument.
The fair value of the derivative liability is valued using a probability-weighted scenario analysis utilizing the terms of the notes under the with-or-without method. The Company determined a 100% probability of conversion into equity as the notes were converted into shares of common stock upon the Offering in June 2024.

The following table presents changes in Level 3 liabilities measured at fair value for the six months ended June 30, 2024:

Embedded Derivative Liability
Outstanding as of December 31, 2023	$-
Issuance of embedded derivative liability	1,489,000
Change in fair value	221,560
Conversion to common stock	(1,710,560)
Outstanding as of June 30, 2024	$-

Upon the Offering in April 2024, all the convertible notes, including principal and accrued interest, were converted into 2,104,562 shares of common stock. Accordingly, the related derivative liability was converted into additional paid-in capital.
6. PROPERTY AND EQUIPMENT, NET
The following is a summary of property and equipment, net:

	June 30, 2024	December 31, 2023
Office equipment	$254,001	$250,661
Robot assets	2,092,293	2,092,293
Robot build construction-in-process	794,982	—
Total	3,141,276	2,342,954
Less: accumulated depreciation	(2,322,032)	(2,294,532)
Property and equipment, net	$819,244	$48,422
Depreciation expense was $9,577 and $465,639 for the three months ended June 30, 2024 and 2023, and $27,500 and $931,279 for the six months ended June 30, 2024 and 2023, respectively.
7. NOTE PAYABLE
Silicon Valley Bank
As of June 30, 2024 and December 31, 2023, note payable, net of unamortized discounts of $0.00 and $19,067, respectively, was $750,000 and $1,230,933, respectively. During the six months ended June 30, 2024 and 2023, the Company made repayments of $500,000 and $500,000, respectively. During the six months ended June 30, 2024 and 2023, amortization of debt discount was $19,067 and $8,167, respectively.
Note Payable – Related Party
In December 2023, the Company issued a senior secured promissory note to its Chief Executive Officer for which Serve received $70,000 in proceeds. The note bore interest at 7.67% per annum. The note was fully repaid on January 3, 2024.
Convertible Note Payable
At various dates in January 2024, the Company issued to certain accredited investors convertible promissory notes in an aggregate amount of $5,014,500, for which the Company received $4,844,625 in net proceeds (the “January Notes”). As a result, the Company incurred fees of $169,875 which was recorded as a debt discount. The January Notes bore interest at a rate of 6.00% per year, compounded annually, and were due and payable upon request by each investor on or after the 12-month anniversary of the original issuance date of each note. The Company may not prepay or repay the January Notes in cash without the consent of the investors. The January Notes were to convert upon a qualified offering into common stock at the lesser of the price paid per share multiplied by 75% or the quotient resulting from dividing $80,000,000 by the outstanding shares of common stock on a fully diluted basis prior to the financing (the “Conversion Price”). Upon the closing of the Offering in April 2024, the January Notes, including accrued interest, were converted into 2,104,562 shares of common stock at a conversion price of $2.42 per share.

The Company evaluated the terms of the conversion features of the January Notes as noted above in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock, and determined they are not indexed to the Company’s common stock and that the conversion feature, which is akin to a redemption feature, meets the definition of a liability. The January Notes contain an indeterminate number of shares to settle with conversion options outside of the Company’s control. Therefore, the Company bifurcated the conversion feature and accounted for it as a separate derivative liability. Upon issuance of the January Notes, the Company recognized a derivative liability at a fair value of $1,489,000, which is recorded as a debt discount and was amortized over the life of the January Notes. Upon the closing of the Offering, the derivative liability had a fair value of $1,710,560, which was reclassified to additional paid-in capital in connection with the conversion of the underlying the January Notes.
As a result of the January Notes, the Company recognized an aggregate debt discount of $1,658,875. Through June 30, 2024, $1,658,875 of the debt discount was amortized to interest expense.

During the three and six months ended June 30, 2024, the Company incurred $15,859 and $78,540 in interest expense pertaining to the January Notes, respectively, all of which were converted into common stock in April 2024.
Upon the closing of the Offering in April 2024, the outstanding principal and accrued interest of the January Notes converted into 2,104,562 shares of common stock. Accordingly, the related derivative liability was recorded into additional paid-in capital. See Note 8.

In connection with the issuance of the January Notes, the Company granted the placement agent warrants to purchase (the “Convertible Promissory Notes Offering Warrants”) to purchase common stock equal to 10% of the number of shares of common stock into which the January Notes sold to investors introduced by the placement agent are initially convertible. The Convertible Promissory Notes Offering Warrants are exercisable at the same price as the Conversion Price. Upon closing of the Offering, the Company issued the Convertible Promissory Notes Offering Warrants to purchase up to 63,479 shares of common stock at an exercise price of $2.42 per share. The Convertible Promissory Notes Offering Warrants expire on April 17, 2029. The Convertible Promissory Notes Offering Warrants include customary anti-dilution provisions.
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

In April 2024, the Company issued 10,000,000 shares of common stock for gross proceeds of 40,000,000.00, or $4.00 per share, pursuant to the Offering. In connection with the Offering, the Company incurred $4,150,864 in offering costs. In connection with the Offering, the Company issued to warrants to purchase 500,000 shares of common stock (the “Representative’s Warrant”). The Representative’s Warrant will be exercisable at a per share exercise price equal to $5.00 and is exercisable at any time and from time to time, in whole or in part, commencing October 14, 2024. The Representative’s Warrant expires on April 17, 2029.

Upon closing of the Offering, the January Notes converted into 2,104,562 shares of common stock based upon a conversion price of $2.42 per share.

In April 2024, the Company issued 18,341 shares of common stock pursuant to cashless exercises of warrants.

In May 2024, 17,936 common stock options were exercised for proceeds of $8,757.

Restricted Common Stock and Restricted Stock Units

During 2022, the Company issued 338,121 shares of restricted common stock for recourse notes totaling $164,116. The shares were issued with a corresponding note receivable, a recourse loan that was collateralized by the underlying shares. The Company planned to enforce the recourse terms for the holders. As such, in accordance with ASC 505-10-45-2, the Company recognized a subscription receivable of $165,719, inclusive of interest on the note, which is included as a contra-equity on the Company’s consolidated balance sheets. The Company recorded a corresponding restricted stock award liability of $162,747 for the potential settlement if the call right for the shares of restricted common stock is exercised and unvested shares repurchased. The Company reduced the liability and increased additional paid-in capital for the value of the note associated with vested shares no longer subject to the call right. During the six months ended June 30, 2024, the Company forgave one recourse loan, and due to the lack of enforcement, the remaining loans were deemed nonrecourse. Accordingly, the Company extinguished restricted stock award liability and the related subscription receivable related to loans previously classified as recourse loans. In accordance with ASC 718, these actions were deemed award modifications. The Company recognized $204,272 in stock based compensation related to the incremental value of the award and an additional $11,503 related to the change in classification; all of which was included in general and administrative expense in the consolidated statements of operations.

As of June 30, 2024, there were 112,490 shares of common stock issued, that are subject to the non-recourse note and deemed not outstanding.

As of June 30, 2024, the Company issued 6,273,402 shares of common stock subject to vesting requirements, whereby the Company can repurchase unvested shares at its option upon an employee’s termination.
During the six months ended 2024, the Company issued 1,051,632 of restricted stock units ("RSUs") with vesting periods ranging one month to four years. As of June 30, 2024, 95,828 RSUs vested, however the shares have not yet been issued. As of June 30, 2024, 955,804 RSUs remained unvested and will vest over approximately 3.00 years.
During the three months ended June 30, 2024 and 2023, the Company recorded stock-based compensation pertaining to vesting of restricted common stock and RSUs of $951,514 and $74,413, respectively. During the six months ended June 30, 2024 and 2023, the Company recorded stock-based compensation pertaining to vesting of restricted common stock and RSUs of $995,137 and $145,775, respectively.
During the six months ended June 30, 2024 and 2023, the Company repurchased restricted stock awards of 245,060 and 375,358 shares of common stock, respectively, for nominal value.
Warrants
The following is a summary of warrants for the six months ended June 30, 2024:

	Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2023	1,090,272	$2.67
Granted	2,708,479	0.99
Exercised	(291,169)	2.13
Forfeited	(13,911)	3.89
Outstanding as of June 30, 2024	3,493,671	$1.41

Exercisable as of June 30, 2024	2,421,171	$2.02
The weighted-average remaining term of the warrants outstanding was 7.15 years as of June 30, 2024.

Magna Warrant
On February 1, 2024, Serve entered into a Master Services Agreement (the “MSA”) with Magna New Mobility USA, Inc. (“Magna”), retroactively effective as of January 15, 2024.
In connection with the strategic partnership with Magna, on February 7, 2024, the Company issued to Magna a warrant (the “Magna Warrant”) to purchase up to 2,145,000 shares of its common stock (the “Magna Warrant Shares”), subject to at an exercise price of $0.01 per share. The Magna Warrant was issued pursuant to a production agreement executed in connection with the MSA between the parties in April 2024 whereby Magna will assist the Company in assembly of robotic delivery vehicles.
The Magna Warrant is exercisable in two equal tranches: (i) the first tranche became exercisable on May 15, 2024; and (ii) the second tranche will become exercisable upon Magna’s achievement of a certain manufacturing milestone as set forth in a production and purchase agreement to be entered into with respect to the contract manufacturing of our autonomous delivery robots by Magna or its affiliates. Notwithstanding the foregoing, the Magna Warrant Shares will vest and become exercisable upon any “change of control” (as defined in the Magna Warrant).
The fair value of the Magna Warrant was $8,566,184, which was valued using the Black-Scholes pricing model using the range of inputs as indicated below:

Risk-free interest rate	4.09%
Expected term (in years)	10.0
Expected volatility	75.0%
Expected dividend yield	—%
The Company recognized $2,138,373 and $6,320,916 in stock-based compensation expense pertaining to these warrants during the three and six months ended June 30, 2024, respectively, based on the vesting conditions noted above and the Company’s estimations of when the services will be completed. The Company recorded the expense to research and development expense in the consolidated statements of operations.
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
In July 2024, the 2023 Plan was amended, and the number of shares authorized under the 2023 Plan was increased by 3,703,549 additional shares. See Note 11.
Serve Robotics 2021 Equity Incentive Plan
The Company has adopted the Serve Robotics 2021 Equity Incentive Plan (the “2021 Plan”), as amended and restated, which provides for the grant of shares of stock options and SARs and restricted common shares to employees, non-employee directors, and non-employee consultants. The number of shares authorized by the 2021 Plan was 4,870,663 shares as of June 30, 2024. As of June 30, 2024, there were 52,627 shares available for grant under the 2021 Plan. Stock options granted under the 2021 Plan typically vest over a 4 year period, with a one year cliff as well as via specified milestones.

A summary of information related to stock options for the six months ended June 30, 2024 is as follows:

	Options	Weighted Average Exercise Price	Intrinsic Value
Outstanding as of December 31, 2023	1,515,386	$0.61	$5,111,928
Granted	110,168	4.03
Exercised	(17,936)	0.80
Forfeited	(77,718)	0.63
Outstanding as of June 30, 2024	1,529,900	$0.86	$16,931

Exercisable as of June 30, 2024	910,285	$0.86	$11,450
Exercisable and expected to vest at June 30, 2024	1,529,900	$0.86	$16,931
As of June 30, 2024, the weighted average duration to expiration of outstanding options was 7.40 years.
Stock-based compensation expense for stock options of $185,878 and $32,516 was recognized for the three months ended June 30, 2024 and 2023, respectively. Stock-based compensation expense for stock options of $215,144 and $55,097 was recognized for the six months ended June 30, 2024 and 2023, respectively. Total unrecognized compensation cost related to non-vested stock option awards amounted to approximately $353,000 as of June 30, 2024, which will be recognized over a weighted average period of 2 years.
Classification
Stock-based compensation expense for stock options, restricted common stock and RSUs (Note 8) and the Magna Warrant (Note 8) was classified in the statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
General and administrative	$427,781	$11,335	$434,377	$21,315
Operations	137,728	9,874	144,239	18,302
Research and development	2,861,060	81,914	7,100,808	154,185
Sales and marketing	53,468	3,806	56,045	7,070
	$3,480,037	$106,929	$7,735,469	$200,872

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

The components of lease costs are as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
Type	Financial Statement Line Item	2024	2023	2024	2023
Operating lease	General and administrative	$8,863	$202,384	$17,725	$411,770
Operating lease	Operations	81,663	-	163,327	-
Operating lease	Research and development	34,677	-	69,354	-
Total lease costs		$125,203	$202,384	$250,406	$411,770

Supplemental cash flow information related to leases are as follows:

	Six Months Ended June 30,
	2024	2023
Operating cash flows paid for operating leases	$279,224	$273,570
Right-of-use assets obtained in exchange for operating lease obligations	$-	$-
Supplemental balance sheet information related to leases are as follows:

	June 30, 2024	December 31, 2023
Weighted-average remaining lease term (in years)	0.80	1.30
Weighted-average discount rate	7.25%	7.25%
In June 2023, the Company entered in two equipment lease agreements for its robot assets for an aggregate commitment amount of approximately $11.60 million. The agreements have an initial term of two years and will require security deposits of approximately $930,000, which is not due until initial funds are drawn. The Company has the option to purchase the assets at the end of the lease for 35%- 40% of the original equipment cost. As of June 30, 2024, no amount has been drawn under these agreements.
Finance Lease – Failed Sales-Leaseback
In November 2022, the Company entered into a lease agreement with Farnam Capital for its robot assets. As per ASC 842-40-25-1, the transaction was considered a failed sales-leaseback and therefore the lease was accounted for as a financing agreement. The outstanding liability at June 30, 2024 was 1,617,224. The Company has the option to purchase the assets at the end of the lease for 45% of the original equipment cost.
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
11. SUBSEQUENT EVENTS
Securities Purchase Agreement
On July 23, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a certain accredited and institutional investor for a private placement offering (the “Private Placement”) of pre-funded warrants (the “Pre-Funded Warrants”) to purchase shares of the Company’s common stock and warrants exercisable for common stock (the “Investor Warrants”). Pursuant to the Purchase Agreement, the Company sold 2,500,000 Pre-Funded Warrants with each Pre-Funded Warrant exercisable for one share of common stock, together with Investor Warrants to purchase up to 2,500,000 shares of common stock. Each Pre-Funded Warrant and accompanying Investor Warrant were sold together at a combined offering price of $5.9999. The Company received net proceeds of $13.70 million pursuant to the Purchase Agreement.

The Pre-Funded Warrants were exercised in full in August 2024. The Investor Warrants have an exercise price of $6.00 per share, are exercisable upon issuance and will expire five and a half years from the date of issuance.
Warrant Exercises
Through August 9th, 2024, the Company has issued shares for exercised warrants for an aggregate of 3,166,266 shares of common stock. This amount includes 2,500,000 shares resulting from the exercise of the Pre-Funded Warrants.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the notes to those statements included in this Quarterly Report for the period ended June 30, 2024. Some of the information contained in this discussion and analysis including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risk, uncertainties and assumptions. You should read the “Risk Factors” section of this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Please also see the section entitled “Cautionary Note Regarding Forward-Looking Statements” elsewhere in this Quarterly Report.
Overview
We are shaping the future of sustainable, self-driving delivery. We design, develop and operate low-emissions robots that serve people in public spaces, starting with food delivery. Starting in 2017, our core technology was developed by our co-founders and a majority of our product and engineering team in San Francisco, California as a special project within Postmates Inc. ("Postmates"), one of the pioneering food delivery startups in the United States. By the end of 2020, the team had developed a fleet of sidewalk robots that had successfully performed over 10,000 commercial deliveries for Postmates in California, augmenting Postmates’ fleet of human couriers. Postmates was acquired by Uber Technologies, Inc. ("Uber") in 2020, and in February of 2021, Uber’s leadership team agreed to contribute the intellectual property developed by the team and assets relating to this project. In return for this contribution and an investment of cash into the Company, Uber acquired a minority equity interest in our business.
Reverse Merger
On July 31, 2023, Patricia Acquisition Corp., Serve Acquisition Corp., a corporation formed in the State of Delaware on July 10, 2023 (“Acquisition Sub”), and Serve entered into a Merger Agreement. Pursuant to the terms of the Merger Agreement, Acquisition Sub merged with and into Serve, with Serve continuing as the surviving corporation and our wholly owned subsidiary. As a result of the Merger, we acquired the business of Serve and will continue the existing business operations of Serve as a public reporting company under the name Serve Robotics Inc. Concurrently therewith, Serve was renamed Serve Operating Co. The Merger was treated as a recapitalization and reverse acquisition for us for financial reporting purposes and Serve is considered the acquirer for accounting purposes. As a result of the Merger and the change in our business and operations, a discussion of the past financial results of Patricia Acquisition Corp. is not pertinent, and under applicable accounting principles, the historical financial results of Serve, the accounting acquirer, prior to the Merger are considered our historical financial results.
Public Offering
On April 17, 2024, the Company entered into an underwriting agreement (the "Underwriting Agreement") with Aegis Capital Corp. (“Aegis”) in connection with the public offering of 10,000,000 shares of the Company’s common stock at a public offering price of $4.00 per share (the “Offering”). The Company’s net proceeds from the Offering, after deducting the underwriting discount and other estimated offering expenses payable by the Company, were approximately $35.8 million. As a result of the Offering, the Company’s common stock commenced trading on The Nasdaq Capital Market under the ticker symbol “SERV”.
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
Convertible Notes
At an initial closing on January 2, 2024 and at subsequent closings on January 12, 2024, January 22, 2024 and January 26, 2024, the Company issued to certain accredited investors convertible promissory notes of an aggregate amount of $5,014,500, for which the Company received $4,844,625 in net proceeds (the “January Notes”). As a result, the Company incurred fees of $169,875 which was recorded as a debt discount in the unaudited condensed consolidated financial statements. The convertible promissory notes bore interest at a rate of 6.00% per year, compounded annually, and were due and payable upon request by each investor on or after the 12-month anniversary of the original issuance date of each note. The terms of the January Notes required the January Notes to be converted into shares of common stock upon a qualified offering (as defined in the January Notes) at the lesser of the price paid per share multiplied by 75% or the quotient resulting from dividing $80,000,000 by the outstanding shares of common stock on a fully diluted basis immediately prior to the qualified offering.

Upon closing of the Offering, the January Notes converted into 2,104,562 shares of common stock based upon a conversion price of $2.42 per share, and 3,542 shares of our common stock were issued upon exercise of warrants. Furthermore, the Company granted 63,479 warrants to purchase common stock to the placement agent of the January Notes at an exercise price of $2.42 per share.
Note Payable - Related Party
In December 2023, the Company issued a senior secured promissory note to its Chief Executive Officer for which Serve received $70,000 in proceeds. The note bore interest at 7.67% per annum. The note was fully repaid on January 3, 2024.
Magna Warrant
On February 1, 2024, Serve entered into a Master Services Agreement (the “MSA”) with Magna New Mobility USA, Inc. (“Magna”), retroactively effective as of January 15, 2024.
In connection with the strategic partnership with Magna, on February 7, 2024, the Company issued to Magna a warrant (the “Magna Warrant”) to purchase up to 2,145,000 shares of its common stock (the “Magna Warrant Shares”), subject to at an exercise price of $0.01 per share. The Magna Warrant was issued pursuant to a production agreement executed in connection with the MSA between the parties in April 2024 whereby Magna will assist the Company in assembly of robotic delivery vehicles.
The Magna Warrant is exercisable in two equal tranches: (i) the first tranche became exercisable on May 15, 2024; and (ii) the second tranche will became exercisable upon Magna’s achievement of a certain manufacturing milestone as set forth in a production and purchase agreement to be entered into with respect to the contract manufacturing of our autonomous delivery robots by Magna or its affiliates. Notwithstanding the foregoing, the Magna Warrant Shares will vest and become exercisable upon any “change of control” (as defined in the Magna Warrant).
The fair value of the Magna Warrant was $8,566,184 as determined using the Black-Scholes option pricing method.
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
Customer Concentration.
One customer accounted for 63% and 59% of the Company's revenue during the three months ended June 30, 2024, and 2023, respectively. One customer accounted for for 81% and 60% of the Company’s revenue during the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, one customer accounted for 74% of the accounts receivable. We currently have a limited number of customers. If either of our significant customers were to breach, cancel or amend our agreements with them, it may have an outsized effect on our revenue, cash on hand and profitability. Our business development team is actively pursuing new delivery and branding customers to diversify our customer base.

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
Future Prospects.
We anticipate that we will continue to experience operating losses in 2024 and 2025 as we seek to implement our long-term strategic plan, using the net proceeds from the Offering to accelerate our development through increased research and development spending, scale our robotic fleet, expanding our sales and business development efforts, and increasing our overall headcount in order to achieve efficiencies through scaled growth. Our goal over the next two years is to scale our operating fleet and expand our geographic coverage to new markets beyond our current operating area in Los Angeles. With such an increase, we anticipate proportional increases in capital costs, overhead and operating expenses. Our ability to initially achieve profitability is dependent upon numerous factors, including the development of revenues, general business and economic conditions, and other risks and uncertainties, including those listed under the caption “Risk Factors” elsewhere in this Quarterly Report.

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
Financial Overview
For the three months ended June 30, 2024 and 2023, we generated revenues of $468,375 and $62,009, respectively, and reported net loss of $9,037,367 and $4,966,256, respectively.
As of June 30, 2024, we had an accumulated deficit of 86,409,719.

Results of Operations
Comparison of Results of Operations for the Three Months Ended June 30, 2024 and 2023
The following table summarizes our operating results as reflected in our unaudited statements of operations during the three months ended June 30, 2024 and 2023, respectively, and provides information regarding the dollar and percentage increase (or decrease) during such periods.

	Three Months Ended June 30,
	2024	2023	Change	Change %
Revenues	$468,375	$62,009	$406,366	655%
Cost of revenues	326,013	391,367	(65,354)	(17)%
Gross profit (loss)	142,362	(329,358)	471,720	(143)%

Operating expenses:
General and administrative	1,873,320	970,819	902,501	93%
Operations	871,211	592,648	278,563	47%
Research and development	5,787,906	2,125,685	3,662,221	172%
Sales and marketing	165,612	83,136	82,476	99%
Total operating expenses	8,698,049	3,772,288	4,925,761	131%

Loss from operations	(8,555,687)	(4,101,646)	(4,454,041)	109%

Other income (expense), net:
Interest expense, net	(260,120)	(496,862)	236,742	(48)%
Change in fair value of derivative liability	(221,560)	-	(221,560)	—%
Change in fair value of simple agreements for future equity	-	(367,748)	367,748	(100)%
Total other income (expense), net	(481,680)	(864,610)	382,930	(44)%
Provision for income taxes	-	-
Net loss	$(9,037,367)	$(4,966,256)	$(4,071,111)	82%

Revenues increased $0.41 million to $0.47 million for the three months ended June 30, 2024, compared to $0.06 million for the same period in 2023. The increase is primarily due to $0.30 million in revenues generated from the Company’s software services contract with Magna. The Company also recognized increases in delivery and branding revenues of $0.11 million to $0.17 million for the three months ended June 30, 2024, compared to $0.06 million for the same period in 2023. Software service revenue stream may be inconsistent in the future.
Cost of revenues decreased $0.07 million to $0.33 million for the three months ended June 30, 2024, compared with $0.39 million for the same period in 2023 due primarily from a decrease in depreciation expense offset by incremental costs related to software service.
General and administrative expenses increased $0.90 million to $1.87 million for the three months ended June 30, 20244, from $0.97 million for the same period in 2023, due primarily to additional public company costs including audit, legal, SEC filing fees and outside director compensation which were partially offset by a decrease in payroll costs due to a headcount reduction.

Operations expenses increased $0.28 million to $0.87 million for the three months ended June 30, 2024, from $0.59 million for the same period in 2023, due primarily to an increase in facility costs and stock based compensation.
Research and development expenses, which represent 67% and 56% of our total operating expenses for the three months ended June 30, 2024, and 2023, respectively, increased $3.66 million for the three months ended June 30, 2024 to $5.79 million, compared to $2.13 million for the same period in 2023. This increase was due primarily to stock compensation attributable to the Magna Warrant for $2.10 million recognized during the three months ended June 30, 2024, as well as increased operating expenses for headcount, software, and other stock compensation.
Sales and marketing expenses increased $0.08 million to $0.17 million for the three months ended June 30, 2024, from $0.08 million for the same period in 2023, due primarily to increase in public and investor relations expense, and stock-based compensation expense.
Interest expense of $0.26 million for the three months ended June 30, 2024, was related to the debt from Silicon Valley Bank and the amortization of debt discount pertaining to the January Notes.
The change in the fair value of derivative was $0.22 million for the three months ended June 30, 2024, compared to no expense for the three months ended June 30, 2023. The increase in expense was due to the January Notes which were converted into shares of common stock upon offering.
The change in fair value of the simple agreements for future equity (“SAFEs”) was $0.00 million for the three months ended June 30, 2024, compared with $0.37 million for the three months ended June 30, 2023. The decrease in expense is related to no longer having SAFE agreements.

Comparison of Results of Operations for the Six Months Ended June 30, 2024 and 2023
The following table summarizes our operating results as reflected in our unaudited statements of operations during the six months ended June 30, 2024 and 2023, respectively, and provides information regarding the dollar and percentage increase (or decrease) during such periods.

	Six Months Ended June 30,
	2024	2023	Change	Change %
Revenues	$1,415,086	$102,261	$1,312,825	1284%
Cost of revenues	678,451	758,628	(80,177)	(11)%
Gross profit (loss)	736,635	(656,367)	1,393,002	(212)%

Operating expenses:
General and administrative	2,881,391	1,986,806	894,585	45%
Operations	1,412,185	1,114,335	297,850	27%
Research and development	12,426,347	4,208,634	8,217,713	195%
Sales and marketing	283,848	362,718	(78,870)	(22)%
Total operating expenses	17,003,771	7,672,493	9,331,278	122%

Loss from operations	(16,267,136)	(8,328,860)	(7,938,276)	95%

Other income (expense), net:
Interest expense, net	(1,586,642)	(538,606)	(1,048,036)	195%
Change in fair value of derivative liability	(221,560)	-	(221,560)	—%
Change in fair value of simple agreements for future equity	-	(1,236,912)	1,236,912	(100)%
Total other income (expense), net	(1,808,202)	(1,775,518)	(32,684)	2%
Provision for income taxes	-	-
Net loss	$(18,075,338)	$(10,104,378)	$(7,970,960)	79%
Weighted average common shares outstanding - basic and diluted	29,176,370	6,678,372
Net loss per common share - basic and diluted	$(0.62)	$(1.51)

Revenues increased $1.31 million to $1.42 million for the six months ended June 30, 2024 from $0.10 million for the same period in 2023. The increase is due primarily to the $1.15 million in revenues generated from software services contract with Magna. The Company also recognizes increases in delivery and branding revenues of $0.17 million to $0.27 million for the six months ended June 30, 2024, compared to $0.10 million for the same period in 2023. Software Services revenue streams may be inconsistent in the future.

Cost of revenues decreased $0.08 million to $0.68 million for the six months ended June 30, 2024, compared with $0.76 million for the same period in 2023 due primarily from a decrease in depreciation expense offset by incremental costs related to software service.

General and administrative expenses increased $0.89 million to $2.88 million for the six months ended June 30, 2024, from $1.99 million for the same period in 2023, due primarily to additional public company costs such as audit, legal, SEC filing fees and outside director compensation.

Operations expenses increased $0.30 million to $1.41 million for the six months ended June 30, 2024, from $1.11 million for the same period in 2023, due primarily to an increase in facility costs.
Research and development expenses, which represent 73% and 55% of our total operating expenses for the six months ended June 30, 2024, and 2023, respectively, increased $8.22 million for the six months ended June 30, 2024 to $12.43 million, compared to $4.21 million for the same period in 2023. This increase was due primarily to stock compensation attributable to the Magna Warrant for $6.32 million, as well as increased operating expenses for headcount, software, and stock compensation expense.
Sales and marketing expenses increased $0.08 million to $0.28 million for the six months ended June 30, 2024, from $0.36 million for the same period in 2023, due primarily to increase in payroll costs and stock-based compensation expense.
Interest expense of $1.59 million for the six months ended June 30, 2024, was related to the debt from Silicon Valley Bank and the amortization of debt discount pertaining to the January Notes.
The change in the fair value of derivative was $0.22 million for the six months ended June 30, 2024, compared with $0.00 million for the three months ended June 30, 2023. The increase in expense was due to the January 2024 Notes which were converted into shares of common stock upon Offering.

There was no change in fair value of the simple agreements for future equity (“SAFEs”) for the six months ended June 30, 2024, compared with $1.24 million for the six months ended June 30, 2023. The decrease in expense is related to no longer having SAFE agreements.
Key Metrics
We regularly review the following key business metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions:

	Three Months Ended June 30,		Six Months Ended June 30, 2024
	2024	2023	2024	2023
Key Metrics	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Daily Active Robots (1)	48	23	44	25
Daily Supply Hours (2)	385	152	342	169
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

Liquidity and Capital Resources
Our cash and cash equivalents generated by financing activities are our primary source of liquidity. As of June 30, 2024, we had $28.78 million in cash and cash equivalents. Cash and cash equivalents consist of highly liquid investments with original maturities of 90 days or less at the time of purchase.

On April 17, 2024, the Company entered into an underwriting agreement with Aegis Capital Corp. (“Aegis”) in connection with the public offering of 10,000,000 shares of the Company’s common stock at a public offering price of $4.00 per share (the “Offering”). The Company’s net proceeds from the Offering, after deducting the underwriting discount and other estimated offering expenses payable by the Company, were approximately $35.8 million.
On July 23, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a certain accredited and institutional investor for a private placement offering (the “Private Placement”) of pre-funded warrants (the “Pre-Funded Warrants”) to purchase shares of the Company’s common stock and warrants exercisable for common stock (the “Investor Warrants”). Pursuant to the Purchase Agreement, the Company sold 2,500,000 Pre-Funded Warrants with each Pre-Funded Warrant exercisable for one share of common stock, together with Investor Warrants to purchase up to 2,500,000 shares of common stock. Each Pre-Funded Warrant and accompanying Investor Warrant were sold together at a combined offering price of $5.9999. The Company received net proceeds of $13.70 million pursuant to the Purchase Agreement.
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
Cash Flows
As of June 30, 2024, our cash and cash equivalents were $28.78 million. The following table shows a summary of our cash flows for the periods presented in millions:

	Six Months Ended June 30,
	2024	2023	Change
Cash used in operating activities	$(9.82)	$(6.59)	$(3.23)
Cash used in investing activities	$(0.80)	$0.00	$(.80)
Cash from financing activities	$39.39	$3.89	$35.50
Operating Activities
Net cash used in operating activities was $9.82 million and $6.59 million for the six months ended June 30, 2024, and 2023, respectively. The increase of $3.23 million was primarily due to changes in working capital.
Investing Activities

Net cash used in investing activities was $0.8 million and $0.0 million for six months ended June 30, 2024 and 2023, respectively. $0.80 million was mainly due to robot build construction in-process.
Financing Activities

Net cash provided by financing activities was $39.39 million and $3.89 million for the six months ended June 30, 2024, and 2023, respectively. In 2024, the Company received net proceeds of $4.84 million from the January Notes and net $35.8 million from proceeds of issuance of common stock pursuant to offering, partially offset by repayments of lease liability for Silicon Valley Bank (as more fully described below).
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
Critical Accounting Estimates
There have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision of and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2024, the end of the period covered by this report on Form 10-Q. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
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
As of June 30, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective.
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
Changes in Internal Controls over Financial Reporting
During the quarter ended June 30, 2024, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There are no pending, threatened or actual material legal proceedings in which the Company or any subsidiary is a party.
ITEM 1A. RISK FACTORS
We previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024, important factors which could affect our business, financial condition, results of operations and future operations under the heading Risk Factors. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described as risk factors, any one or more of which could, directly or indirectly, cause our actual operating results and financial condition to vary materially from past, or anticipated future, operating results and financial condition. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and the price of our common stock. Other than as set forth below, there have been no material changes in our risk factors subsequent to the filing of our Annual Report for the year ended December 31, 2023.
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
The market price of our common stock may fluctuate substantially as a result of many factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of the value of your investment in our common stock. Factors that could cause fluctuations in the market price of our common stock include the following:
•performance of third parties on whom we rely to manufacture our products, product components and product candidates, including their ability to comply with regulatory requirements;
•the success of, and fluctuation in, the sales of our products;
•our execution of our sales and marketing, manufacturing and other aspects of our business plan;
•results of operations that vary from those of our competitors and the expectations of securities analysts and investors;
•changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;
•our announcement of significant contracts, acquisitions or capital commitments;
•announcements by our competitors of competing products or other initiatives;
•announcements by third parties of significant claims or proceedings against us;
•regulatory and reimbursement developments in the United States and abroad;
•future sales of our common stock;
•additions or departures of key personnel; and
•general domestic and international economic conditions unrelated to our performance.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
Please refer to Item 15. Recent Sales of Unregistered Securities contained in our registration statement on Form S-1 filed on July 31, 2024 for the information required by Item 701 of Regulation S-K, which is incorporated herein by reference, as to all equity securities that we issued during the period covered by this report that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the fiscal quarter ended June 30, 2024, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

4.2
Form of Placement Agent’s Warrant issued by the Company to Network 1 Financial Securities, Inc. on April 22, 2024 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on April 23, 2024).

10.1#
Amendment No. 1 to Project Plan 2, dated April 25, 2024, by and between Uber Technologies, Inc. and the Company (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2024).

10.2#
Amendment No. 4 to the Master Framework Agreement; Amendment No. 2 to Project Plan 2, dated as of June 5, 2024 by and between Uber Technologies, Inc. and Serve (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 7, 2024).

10.3§#
Second Amendment to the Strategic Customer Agreement, dated as of June 11, 2024, by and between Ouster, Inc. and the Company (incorporated by reference to Exhibit 10.38 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 28, 2024).

31.10	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.20	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*Furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K.
+Indicates a management contract or any compensatory plan, contract or arrangement.
#Portions of this exhibit (indicated by asterisks) have been omitted in accordance with Item 601(b)(10) of Regulation S-K. The registrant hereby agrees to furnish supplementally copies of any of the omitted portions of this exhibit to the SEC upon its request.
§Certain exhibits or schedules to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The registrant hereby agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon its request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERVE ROBOTICS INC.

Dated: August 13, 2024	By:	/s/ Ali Kashani
Chief Executive Officer
(Principal Executive Officer)