Form 10-Q
period 2024-09-30
Serve Robotics Inc. /DE/
filed 2024-11-07
CIK 1832483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
As of November 5, 2024, the registrant had 44,298,197 shares of its common stock, par value $0.0001 per share, outstanding.

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
ii

PART I
Item 1. Financial Statements
Serve Robotics Inc.
Unaudited Condensed Consolidated Balance Sheets
As of September 30, 2024 and December 31, 2023
(unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash	$50,913,133	$6,756
Accounts receivable	13,099	2,955
Inventory	327,363	774,349
Prepaid expenses	3,452,560	676,969
Escrow Receivable	180,000	-
Total current assets	54,886,155	1,461,029
Property and equipment, net	5,406,261	48,422
Right of use asset	660,286	782,439
Security Deposits	512,659	512,659
Total assets	$61,465,361	$2,804,549

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,606,754	$2,050,605
Accrued liabilities	55,440	255,849
Deferred revenue	14,097	-
Note payable, current	-	1,000,000
Note payable - related party	-	70,000
Right of use liability, current portion	436,377	496,963
Lease liability, current portion	1,042,093	2,363,807
Total current liabilities	5,154,761	6,237,224
Note payable, net of current portion	-	230,933
Restricted stock award liability	-	158,617
Right of use liability	135,181	211,181
Total liabilities	5,289,942	6,837,955

Commitments and contingencies (Note 9)

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of both September 30, 2024 and December 31, 2023	-	-
Common stock, $0.0001 par value; 300,000,000 shares authorized, 42,957,446 and 24,832,814 shares issued and 42,844,956 and 24,508,795 shares outstanding as of September 30, 2024 and December 31, 2023.	4,283	2,450
Additional paid-in capital	150,577,074	64,468,141
Subscription receivable	-	(169,616)
Accumulated deficit	(94,405,938)	(68,334,381)
Total stockholders’ equity (deficit)	56,175,419	(4,033,406)
Total liabilities and stockholders’ equity (deficit)	$61,465,361	$2,804,549
See accompanying notes to the unaudited condensed consolidated financial statements.

Serve Robotics Inc.
Unaudited Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2024 and 2023
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Revenues	$221,555	$62,565	$1,636,641	$164,826
Cost of revenues	377,304	572,537	1,055,755	1,331,165
Gross profit (loss)	(155,749)	(509,972)	580,886	(1,166,339)

Operating expenses:
General and administrative	1,980,087	1,428,143	4,861,478	3,414,949
Operations	917,350	558,068	2,329,535	1,672,403
Research and development	5,007,985	2,962,812	17,434,332	7,171,446
Sales and marketing	383,902	118,793	667,750	481,511
Total operating expenses	8,289,324	5,067,816	25,293,095	12,740,309

Loss from operations	(8,445,073)	(5,577,788)	(24,712,209)	(13,906,648)

Other income (expense), net:
Interest income (expense), net	448,854	(1,483,390)	(1,137,788)	(2,021,996)
Change in fair value of derivative liability	-	(149,000)	(221,560)	(149,000)
Change in fair value of simple agreements for future equity	-	(435,794)	-	(1,672,706)
Total other income (expense), net	448,854	(2,068,184)	(1,359,348)	(3,843,702)

Provision for income taxes	-	-	-	-
Net loss	$(7,996,219)	$(7,645,972)	$(26,071,557)	$(17,750,350)

Weighted average common shares outstanding - basic and diluted	40,586,781	18,528,262	33,267,589	10,674,991
Net loss per common share - basic and diluted	$(0.20)	$(0.41)	$(0.78)	$(1.66)

See accompanying notes to the unaudited condensed consolidated financial statements.

Serve Robotics Inc.
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the Nine Months Ended September 30, 2023
(unaudited)

	Series Seed Preferred Stock		Series Seed-1 Preferred Stock		Series Seed-2 Preferred Stock		Series Seed-3 Preferred Stock		Common Stock		Additional Paid-in Capital	Subscription Receivable	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2022	3,091,672	$309	2,440,411	$244	2,088,696	$209	357,836	$36	6,826,352	$683	$31,232,737	$(165,719)	$(43,520,645)	(12,452,146)
Vested restricted stock purchased with recourse notes	-	-	-	-	-	-	-	-	2,820	-	3,436	(1,202)	-	2,234
Restricted stock awards repurchased	-	-	-	-	-	-	-	-	(238,625)	(24)	20	-	-	(4)
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	93,943	-	-	93,943
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(5,138,122)	(5,138,122)
Balances at March 31, 2023	3,091,672	$309	2,440,411	$244	2,088,696	$209	357,836	$36	6,590,547	$659	$31,330,136	$(166,921)	$(48,658,767)	$(17,494,095)
Vested restricted stock purchased with recourse notes	-	$-	-	$-	-	$-	-	$-	2,820	$-	$3,433	$(1,302)	$-	$2,131
Restricted stock awards repurchased	-	$-	-	$-	-	$-	-	$-	(62,975)	$(6)	$6	$-	$-	$-
Stock-based compensation	-	$-	-	$-	-	$-	-	$-	-	$-	$106,929	$-	$-	$106,929
Net loss	-	$-	-	$-	-	$-	-	$-	-	$-	$-	$-	$(4,966,256)	$(4,966,256)
Balances at June 30, 2023	3,091,672	$309	2,440,411	$244	2,088,696	$209	357,836	$36	6,530,392	$653	$31,440,504	$(168,223)	$(53,625,023)	$(22,351,291)
Issuance of common stock pursuant to Merger	-	-	-	-	-	-	-	-	3,040,140	304	12,160,256	-	-	12,160,560
Conversion of convertible note and derivative into common stock in connection with Merger	-	-	-	-	-	-	-	-	937,961	94	3,751,781	-	-	3,751,875
Conversion of SAFEs into common stock in connection with Merger	-	-	-	-	-	-	-	-	4,372,601	437	17,489,967	-	-	17,490,404
Conversion of preferred stock into common stock in connection with Merger	(3,091,672)	(309)	(2,440,411)	(244)	(2,088,696)	(209)	(357,836)	(36)	7,978,616	798	-	-	-	-
Predecessor shares converted into common stock upon the Merger	-	-	-	-	-	-	-	-	1,500,000	150	(150)	-	-	-
Vested Restricted stock purchased with recourse notes	-	-	-	-	-	-	-	-	2,734	-	3,433	(293)	-	3,140
Warrants issued with convertible note	-	-	-	-	-	-	-	-	-	-	991,000	-	-	991,000
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	103,385	-	-	103,385
Offering Costs	-	-	-	-	-	-	-	-	-	-	(2,134,302)	-	-	(2,134,302)
Net Loss	-	-	-	-	-	-	-	-	-	-	-	-	(7,645,972)	(7,645,972)
Balances at September 30, 2023	-	-	-	-	-	-	-	-	24,362,444	2,436	63,805,874	(168,516)	$(61,270,995)	$2,368,799

Serve Robotics Inc.
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the Nine Months Ended September 30, 2024
(unaudited)

	Series Seed Preferred Stock		Series Seed-1 Preferred Stock		Series Seed-2 Preferred Stock		Series Seed-3 Preferred Stock		Common Stock		Additional Paid-in Capital	Subscription Receivable	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2023	-	$-	-	$-	-	$-	-	$-	24,508,795	$2,450	$64,468,141	$(169,616)	$(68,334,381)	$(4,033,406)
Exercise of warrants	-	-	-	-	-	-	-	-	125,000	12	5,820	-	-	5,832
Interest on recourse loan	-	-	-	-	-	-	-	-	-	-	-	3,987	-	3,987
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	4,255,432	-	-	4,255,432
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(9,037,971)	(9,037,971)
Balances at March 31, 2024	-	$-	-	$-	-	$-	-	$-	24,633,795	$2,462	$68,729,393	$(165,629)	$(77,372,352)	$(8,806,126)
Issuance of common stock pursuant to offering	-	-	-	-	-	-	-	-	10,000,000	1,000	39,999,000	-	-	40,000,000
Offering costs	-	-	-	-	-	-	-	-	-	-	(4,150,864)	-	-	(4,150,864)
Conversion of convertible note and derivative liability into common stock	-	-	-	-	-	-	-	-	2,104,562	210	6,803,390	-	-	6,803,600
Exercise of warrants	-	-	-	-	-	-	-	-	18,341	2	73	-	-	75
Exercise of options	-	-	-	-	-	-	-	-	17,936	1	8,756	-	-	8,757
Restricted Stock Awards Repurchased	-	-	-	-	-	-	-	-	(245,060)	(24)	24	-	-	-
Interest and forgiveness on recourse loans	-	-	-	-	-	-	-	-	-	-	-	165,629	-	165,629
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	3,480,037	-	-	3,480,037
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(9,037,367)	(9,037,367)
Balances at June 30, 2024	-	$-	-	$-	-	$-	-	$-	36,529,574	$3,651	$114,869,809	$-	$(86,409,719)	$28,463,741
Issuance of pre-funded warrants to purchase common stock in connection with private placement, net of issuance costs	-	-	-	-	-	-	-	-	3,055,555	306	17,115,657	-	-	17,115,963
Exercise of warrants	-	-	-	-	-	-	-	-	3,182,765	318	16,318,607	-	-	16,318,925
Exercise of options	-	-	-	-	-	-	-	-	10,442	1	77,997	-	-	77,998
Vested restricted stock units	-	-	-	-	-	-	-	-	66,768	7	(7)	-	-	-
Restricted stock awards repurchased	-	-	-	-	-	-	-	-	(148)	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	2,195,011	-	-	2,195,011
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(7,996,219)	(7,996,219)
Balances at September 30, 2024	-	$-	-	$-	-	$-	-	$-	42,844,956	$4,283	$150,577,074	$-	$(94,405,938)	$56,175,419
See accompanying notes to the unaudited condensed consolidated financial statements

Serve Robotics Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2024 and 2023
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(26,071,557)	$(17,750,350)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	36,560	1,396,919
Stock-based compensation	9,930,480	304,256
Amortization of debt discount	1,677,942	816,715
Warrants issued with convertible note	-	991,000
Change in fair value of derivative liability	221,560	149,000
Change in fair value of simple agreements for future equity	-	1,672,706
Interest on recourse loan	-	(2,797)
Changes in operating assets and liabilities:
Accounts receivable	(10,144)	19,742
Inventory	446,986	(250,459)
Prepaid expenses	(2,775,591)	(517,233)
Escrow receivable	(180,000)	-
Accounts payable	1,556,149	782,454
Accrued liabilities	(110,870)	129,481
Deferred revenue	14,097	-
Right of use liabilities, net	(14,433)	(35,782)
Net cash used in operating activities	(15,278,821)	(12,294,348)
Cash flows from investing activities:
Purchase of property and equipment	(5,394,399)	(2,493)
Net cash used in investing activities	(5,394,399)	(2,493)
Cash flows from financing activities:
Proceeds from issuance of common stock pursuant to public offering, net of offering costs	35,849,136	-
Proceeds from issuance of prefunded warrants to purchase common stock in connection with private placement, net of issuance costs	17,115,963	-
Proceeds from exercise of warrants	16,324,832	-
Proceeds from convertible notes payable, net of offering costs	4,844,625	2,798,410
Proceeds from exercise of options	86,755	-
Proceeds from note payable		750,000
Repayments of note payable	(1,250,000)	(1,500,000)
Proceeds from note payable, related party	-	449,000
Repayments of notes payable, related party	(70,000)	(449,000)
Issuance of common stock pursuant to Merger, net of offering costs	-	10,026,258
Proceeds from simple agreement for future equity	-	2,666,953
Repayment of lease liability financing	(1,321,714)	(1,658,359)
Net cash provided by financing activities	71,579,597	13,083,262
Net change in cash and cash equivalents	50,906,377	786,421
Cash and cash equivalents at beginning of period	6,756	2,715,719
Cash and cash equivalents at end of period	$50,913,133	$3,502,140

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	62,494	258,256

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible note and derivative into common stock	$6,803,600	$-
Vested restricted stock purchased with recourse notes	$-	$10,302
Derivative liability in connection with convertible note	$-	$601,000
Debt discount issued as accrued liability	$-	$63,840
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
Public Offering
On April 17, 2024, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Aegis Capital Corp. (“Aegis”) in connection with the public offering of 10,000,000 shares of the Company’s common stock, par value $0.0001, at a public offering price of $4.00 per share (the “Offering”). The Company’s net proceeds from the Offering, after deducting the underwriting discount and other estimated offering expenses payable by the Company, were approximately $35.8 million. As a result of the Offering, the Company’s common stock was approved for listing on The Nasdaq Capital Market and commenced trading under the ticker symbol “SERV” beginning on April 18, 2024. See Note 7.
2. REVERSE MERGER ACCOUNTING
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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accounting and reporting policies of the Company conform to GAAP. The Company’s fiscal year end is December 31.
Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation.
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
Liquidity and Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern within one year after the date that the financial statements are issued and contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainty described below.

Management’s plans discussed below have alleviated the substantial doubt outlined below regarding the Company’s ability to continue as a going concern for the one-year period from the date that these financial statements were issued.

As of September 30, 2024, the Company had $50.91 million in cash and cash equivalents and had a working capital deficiency. During the three and nine months ended September 30, 2024, the Company incurred a net loss of $8.00 million and $26.07 million, respectively. During the nine months ended September 30, 2024, the Company had net cash flows used in operating activities of $15.28 million.

In accordance with Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements - Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. While the Company’s current cash flow forecast for the one-year going concern look forward period estimates that there will be sufficient capital available to fund operations, this forecast is subject to significant uncertainty, including as it relates to revenue for the next twelve months. The Company’s revenue projections depend on its ability to successfully design, develop and operate low-emissions robots that serve people in public spaces, which is inherently uncertain and subject to a number of risks.

Management believes that, given the history of recurring losses, negative working capital, expected future capital expenditures, and accumulated deficit, conditions or events exist that raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date that these financial statements are issued. Management’s plans to alleviate such conditions or events may include pursuing equity financing, debt funding, and alternative funding sources. Management’s plans include execution of its commercial plans, primarily related to capital expenditures around its robot fleet. The Company has a successful history of accessing equity markets.

New financings may not be available to the Company on commercially acceptable terms, or at all. Also, any additional collaborations, strategic alliances, asset sales and marketing, distribution, or licensing arrangements may require the Company to give up some or all of its rights to a product or technology, which in some cases may be at less than the full potential value of such rights. If the Company is unable to obtain additional capital, the Company will assess its capital resources and may be required to delay, reduce the scope of, or eliminate some or all of its operations, including capital expenditures, or downsize its organization, any of which may have a material adverse effect on its business, financial condition, results of operations, and ability to operate as a going concern. In addition, geopolitical tensions, volatility of capital markets, and other adverse macroeconomic events, including those due to inflationary pressures, rising interest rates, banking instability, monetary policy changes and the ability of the U.S. government to manage federal debt limits as well as the potential impact of other health crises on the global financial markets may reduce the Company's ability to access capital, which could negatively affect its liquidity and ability to continue as a going concern.
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
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company generally maintains balances in various operating accounts at financial institutions that management believes to be credit worthy, in amounts that may exceed federally insured limits. The Company has not experienced any losses related to its cash and cash equivalents and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.
Concentrations
During the nine months ended September 30, 2024, one customer accounted for 72% of the Company’s revenue and accounted for 88% of the Company’s accounts receivable. In the same period in 2023, a different customer accounted for 68% of the Company’s revenue.
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
See Note 4 for fair value disclosures.
Accounts Receivable
Accounts receivable are derived from services delivered to customers and are stated at their net realizable value. The Company accounts for allowance for doubtful accounts under ASC 310-10-35. Each month, the Company reviews its receivables on a customer-by-customer basis and evaluates whether an allowance for doubtful accounts is necessary based on any known or perceived collection issues. Any balances that are eventually deemed uncollectible are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2024 and December 31, 2023, the Company determined there was no allowance for doubtful accounts necessary.
Inventory
Inventory is stated at the lower of cost or market value and accounted for using the specific identification cost method. As of September 30, 2024 and December 31, 2023, inventory primarily consists of robotic component parts purchased from the Company’s suppliers. Management reviews its inventory for obsolescence and impairment periodically and did not record a reserve for obsolete inventory for the nine months ended September 30, 2024 and 2023.
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
Deferred Offering Costs
The Company complies with the requirements of ASC 340-10-S99-1 with regards to offering costs. Prior to the completion of an offering, offering costs are capitalized. The deferred offering costs are charged to additional paid-in capital or as a discount to debt, as applicable, upon the completion of an offering or to expense if the offering is not completed. As of September 30, 2024, the Company did not have any capitalized deferred offering costs.

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
The Company recognizes revenue on its software services over time. The Company utilizes labor hours as a measure of progress to estimate the percentage of completion of the performance obligation at each reporting period. Service fees that have been invoiced or paid but performance obligations have not been met are recorded as deferred revenue. As of September 30, 2024, the Company had $14,097 in deferred revenue pertaining to software services.
For delivery services, the Company satisfies its performance obligation when the delivery is complete, which is the point in time control of the delivered product transfers to the customer.
The Company recognizes branding fees over time as performance obligations are completed over the term of the agreement.

Disaggregation of Revenue
The disaggregation of revenue is as follows:

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	2024	2023	2024	2023
Software services	$38,767	$-	$1,185,903	$-
Delivery services	112,288	54,065	239,588	111,784
Branding fees	70,500	8,500	211,150	53,042
	$221,555	$62,565	$1,636,641	$164,826
Cost of Revenue
Cost of revenue consists primarily of allocations of depreciation on robot assets used for revenue producing activities, personnel time related to revenue activities, and costs related to data, software and similar costs that allow the robots to function as intended and for the Company to communicate with the robots while in service.
Sales and Marketing
Sales and marketing expenses include personnel costs and public relations expenses. Advertising costs are expensed as incurred and included in sales and marketing expenses. There were no advertising expenses and $184,000 for the nine months ended September 30, 2024 and 2023, all respectively. There were no advertising expenses for the three months ended September 30, 2024 and 2023.
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
Net Loss per Share
Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. As all potentially dilutive securities are anti-dilutive as of September 30, 2024 and 2023, diluted net loss per share is the same as basic net loss per share for each period. Potentially dilutive items outstanding as of September 30, 2024 and 2023 is as follows:

	September 30,
	2024	2023
Common stock warrants	4,474,524	13,911
Preferred stock warrants	-	128,819
Stock options	1,521,585	1,594,800
Shares related to recourse and non-recourse loans	112,490	326,839
Unvested restricted stock units	4,814,060	-
Total potentially dilutive shares	10,922,659	2,064,369
Recently Adopted Accounting Pronouncements
Changes to U.S. GAAP are established by the Financial Accounting Standards Board (the “FASB”), in the form of Accounting Standards Updates (“ASUs”), to the FASB’s ASC. The Company will adopt these changes according to the various timetables the FASB specifies.
There were no recently adopted accounting standards which had a material impact on the Company’s consolidated financial position, results of operations, changes in stockholders’ equity and cash flows.
New Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, which requires greater disaggregation of income tax disclosures related to the income tax reconciliation and income taxes paid. The amendments improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The new standard is effective for annual periods beginning after December 15, 2024, and early adoption is permitted. The

Company believes the amendments of ASU 2023-09 will not have a significant impact on the Company’s consolidated financial statements and will include all required disclosures upon adoption.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis, primarily disclosure of significant segment expense categories and amounts for each reportable segment. The new standard is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company will adopt ASU 2023-07 in the annual financial statements for the twelve months ended December 31, 2024, and for interim periods beginning in 2025. The Company believes the amendments of ASU 2023-07 will not have a significant impact on the Company’s consolidated financial statements and will include all required disclosures upon adoption.

4. FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows:
There were no Level 1, 2 or 3 assets or liabilities as of September 30, 2024 or December 31, 2023.
Derivative Liability
In connection with the Company’s convertible notes, the Company recorded a derivative liability (see Note 6). The estimated fair value of the derivative liability is recorded using significant unobservable measures and other fair value inputs and is therefore classified as a Level 3 financial instrument.
The fair value of the derivative liability was valued using a probability-weighted scenario analysis utilizing the terms of the notes under the with-or-without method. The Company determined a 100% probability of conversion into equity as the notes were converted into shares of common stock upon the Offering in April 2024.
The following table presents changes in Level 3 liabilities measured at fair value for the nine months ended September 30, 2024:

Embedded Derivative Liability
Outstanding as of December 31, 2023	$-
Issuance of embedded derivative liability	1,489,000
Change in fair value	221,560
Conversion to common stock	(1,710,560)
Outstanding as of September 30, 2024	$-
Upon the Offering in April 2024, all the convertible notes, including principal and accrued interest, were converted into 2,104,562 shares of common stock. Accordingly, the related derivative liability was converted into additional paid-in capital.

5. PROPERTY AND EQUIPMENT, NET
The following is a summary of property and equipment, net:

	September 30, 2024	December 31, 2023
Office equipment	$256,794	$250,661
Robot assets	2,092,293	2,092,293
Robot build construction-in-process	5,388,266	—
Total	7,737,353	2,342,954
Less: accumulated depreciation	(2,331,092)	(2,294,532)
Property and equipment, net	$5,406,261	$48,422
Depreciation expense was $9,060 and $465,640 for the three months ended September 30, 2024 and 2023, and $36,560 and $1,396,919 for the nine months ended September 30, 2024 and 2023, respectively.
6. NOTE PAYABLE
Silicon Valley Bank
As of September 30, 2024 note payable, net of unamortized discounts was zero, compared to $1,230,933 at December 31, 2023. During the nine months ended September 30, 2024 and 2023, the Company made repayments of $1,250,000 and $750,000, respectively. During the nine months ended September 30, 2024 and 2023, amortization of debt discount was zero and $12,250, respectively.
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
As a result of the January Notes, the Company recognized an aggregate debt discount of $1,658,875 through September 30, 2024, amortized to interest expense.

During the three months ended September 30, 2024, the Company incurred no interest expense pertaining to the January Notes, compared to the $78,540 in interest expense for the nine months ended September 30, 2024, all of which were converted into common stock in April 2024.
Upon the closing of the Offering in April 2024, the outstanding principal and accrued interest of the January Notes converted into 2,104,562 shares of common stock. Accordingly, the related derivative liability was recorded into additional paid-in capital. See Note 7.

In connection with the issuance of the January Notes, the Company granted the placement agent warrants to purchase (the “Convertible Promissory Notes Offering Warrants”) to purchase common stock equal to 10% of the number of shares of common stock into which the January Notes sold to investors introduced by the placement agent are initially convertible. The Convertible Promissory Notes Offering Warrants are exercisable at the same price as the Conversion Price. Upon closing of the Offering, the Company issued the Convertible Promissory Notes Offering Warrants to purchase up to 63,479 shares of common stock at an exercise price of $2.42 per share. The Convertible Promissory Notes Offering Warrants expire on April 17, 2029. The Convertible Promissory Notes Offering Warrants include customary anti-dilution provisions. During the three months ended September 30, 2024, 62,388 of 63,479 warrants exercised into shares of common stock.
7. STOCKHOLDERS’ EQUITY
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

In April 2024, the Company issued 10,000,000 shares of common stock for gross proceeds of 40,000,000.00, or $4.00 per share, pursuant to the Offering. In connection with the Offering, the Company incurred $4,150,864 in offering costs. In connection with the Offering, the Company issued warrants to purchase 500,000 shares of common stock (the “Representative’s Warrant”). The Representative’s Warrant is exercisable at a per share exercise price equal to $5.00 and became exercisable at any time and from time to time, in whole or in part, on October 14, 2024. The Representative’s Warrant expire on April 17, 2029.

Upon closing of the Offering, the January Notes converted into 2,104,562 shares of common stock based upon a conversion price of $2.42 per share.

In April 2024, the Company issued 18,341 shares of common stock pursuant to cashless exercises of warrants.

In May 2024, 17,936 common stock options were exercised for proceeds of $8,757.
On July 23, 2024, the Company entered into a Securities Purchase Agreement (the "July Purchase Agreement") with a certain accredited and institutional investor for a private placement offering of pre-funded warrants (the "July Pre-Funded Warrants") to purchase shares of the Company’s common stock and warrants exercisable for common stock (the "July Investor Warrants"). Pursuant to the July Purchase Agreement, the Company sold 2,500,000 July Pre-Funded Warrants with each July Pre-Funded Warrant exercisable for one share of common stock, together with July Investor Warrants to purchase up to 2,500,000 shares of common stock. Each July Prefunded Warrant and accompanying July Investor Warrant were sold together at a combined offering price of $5.9999. The Company received net proceeds of $13.7 million pursuant to the July Purchase Agreement.
On August 27, 2024, the Company entered into a Securities Purchase Agreement (the "August Purchase Agreement") with a certain accredited and institutional investor for a private placement offering of pre-funded warrants (the "August Pre-Funded Warrants") to purchase shares of the Company’s common stock and warrants exercisable for shares of Common Stock (the "August Investor Warrants"). Pursuant to the August Purchase Agreement, the company sold 555,555 August Prefunded Warrants exercisable for one share of common stock, together with the August Investor Warrants to purchase up to 555,555 shares. Each August Prefunded Warrant and accompanying August Investor Warrants were sold together at a combined offering price of $8.9999. The July Investor Warrants were exercised in full for 2,500,000 shares of common stock. In consideration for the immediate exercise in full of the existing warrants, the exercise holder received new warrants (the "August Exchange Warrants") to purchase 2,200,000 shares of common stock with and exercise price of

$10.00 per share. The August Exchange Warrants became exercisable immediately upon issuance and will expire five and a half years from the date of issuance. The Company received net proceeds of $18.6 million pursuant to the August Purchase Agreement.

During the three months ended September 30, 2024, 10,442 common stock options were exercised for proceeds of $77,997.
During the three months ended September 30, 2024, an additional 3,182,765 common stock warrants were exercised for proceeds of $16,318,607.
Restricted Common Stock and Restricted Stock Units

During 2022, the Company issued 338,121 shares of restricted common stock for recourse notes totaling $164,116. The shares were issued with a corresponding note receivable, a recourse loan that was collateralized by the underlying shares. The Company planned to enforce the recourse terms for the holders. As such, in accordance with ASC 505-10-45-2, the Company recognized a subscription receivable of $165,719, inclusive of interest on the note, which is included as a contra-equity on the Company’s consolidated balance sheets. The Company recorded a corresponding restricted stock award liability of $162,747 for the potential settlement if the call right for the shares of restricted common stock is exercised and unvested shares repurchased. The Company reduced the liability and increased additional paid-in capital for the value of the note associated with vested shares no longer subject to the call right. In June 2024, the Company forgave one recourse loan, and due to the lack of enforcement, the remaining loans were deemed nonrecourse. Accordingly, the Company extinguished restricted stock award liability and the related subscription receivable related to loans previously classified as recourse loans. In accordance with ASC 718, these actions were deemed award modifications. The Company recognized $204,272 in stock based compensation related to the incremental value of the award and an additional $11,503 related to the change in classification; all of which was included in general and administrative expense in the consolidated statements of operations.

As of September 30, 2024, there were 112,490 shares of common stock issued, that are subject to the non-recourse note and deemed not outstanding.

As of September 30, 2024, the Company issued 6,273,254 shares of common stock subject to vesting requirements, whereby the Company can repurchase unvested shares at its option upon an employee’s termination.
During the nine months ended September 30, 2024, the Company issued 4,880,966 of restricted stock units ("RSUs") with vesting periods ranging one month to four years. As of September 30, 2024, 66,768 RSUs vested and 4,814,060 RSUs remained outstanding and will vest over approximately 2.94 years.
During the three months ended September 30, 2024 and 2023, the Company recorded stock-based compensation pertaining to vesting of restricted common stock and RSUs of $1,003,138 and $72,678, respectively. During the nine months ended September 30, 2024 and 2023, the Company recorded stock-based compensation pertaining to vesting of restricted common stock and RSUs of $1,919,840 and $218,453, respectively.
During the nine months ended September 30, 2024 and 2023, the Company repurchased restricted stock awards of 245,208 and 301,600 shares of common stock, respectively, for nominal value.

Warrants
The following is a summary of warrants for the nine months ended September 30, 2024:

	Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2023	1,090,272	$2.67
Granted	11,019,589	5.87
Exercised	(6,548,926)	5.73
Forfeited	(13,911)	3.89
Outstanding as of September 30, 2024	5,547,024	5.41

Exercisable as of September 30, 2024	4,474,524	6.71
The weighted-average remaining term of the warrants outstanding was 6.76 years as of September 30, 2024.

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
The Company recognized $1,122,634 and $7,443,550 in stock-based compensation expense pertaining to these warrants during the three and nine months ended September 30, 2024, respectively, based on the vesting conditions noted above and the Company’s estimations of when the services will be completed. The Company recorded the expense to research and development expense in the consolidated statements of operations.

8. STOCK-BASED COMPENSATION
2023 Equity Incentive Plan
The 2023 Equity Incentive Plan (the “2023 Plan”) permits the grant of incentive stock options, nonstatutory stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”) and stock bonus awards (all such types of awards, collectively, “stock awards”).
Subject to adjustments as set forth in the 2023 Plan, the maximum aggregate number of shares of common stock that may be issued under the 2023 Plan will not exceed 5,298,349 shares.
In October 2024, the 2023 Plan was amended, and the number of shares authorized under the 2023 Plan was increased by 2,188,680 additional shares.
Serve Robotics 2021 Equity Incentive Plan
The Company has adopted the Serve Robotics 2021 Equity Incentive Plan (the “2021 Plan”), as amended and restated, which provides for the grant of shares of stock options and SARs and restricted common shares to employees, non-employee directors, and non-employee consultants. The number of shares authorized by the 2021 Plan was 4,870,663 shares as of September 30, 2024. As of September 30, 2024, there were 52,627 shares available for grant under the 2021 Plan. Stock options granted under the 2021 Plan typically vest over a 4 year period, with a one year cliff as well as via specified milestones.
A summary of information related to stock options for the nine months ended September 30, 2024 is as follows:

	Options	Weighted Average Exercise Price	Intrinsic Value
Outstanding as of December 31, 2023	1,515,386	$0.61	$5,111,928
Granted	110,374	4.05
Exercised	(28,378)	1.84
Forfeited	(75,797)	0.53
Outstanding as of September 30, 2024	1,521,585	$0.84	$10,818,782

Exercisable as of September 30, 2024	965,483	$0.83	$6,878,112
Exercisable and expected to vest at September 30, 2024	1,521,585	$0.84	$10,818,782
As of September 30, 2024, the weighted average duration to expiration of outstanding options was 7.85 years.
Stock-based compensation expense for stock options of $69,239 and $30,706 was recognized for the three months ended September 30, 2024 and 2023, respectively. Stock-based compensation expense for stock options of $284,382 and $85,803 was recognized for the nine months ended September 30, 2024 and 2023, respectively. Total unrecognized compensation cost related to non-vested stock option awards amounted to approximately $286,128 as of September 30, 2024, which will be recognized over a weighted average period of 1.76 years.

Classification
Stock-based compensation expense for stock options, restricted common stock and RSUs (Note 7) and the Magna Warrant (Note 7) was classified in the statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
General and administrative	$386,281	$11,924	$820,658	$33,239
Operations	47,066	9,600	191,305	27,902
Research and development	1,740,947	77,997	8,841,755	232,182
Sales and marketing	20,717	3,863	76,762	10,933
	$2,195,011	$103,384	$9,930,480	$304,256

9. COMMITMENTS AND CONTINGENCIES
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
The components of lease costs are as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
Type	Financial Statement Line Item	2024	2023	2024	2023
Operating lease	General and administrative	$8,863	$(136,226)	$26,588	$275,544
Operating lease	Operations	339,615	326,462	502,942	326,462
Operating lease	Research and development	63,339	154,564	132,693	154,564
Total lease costs		$411,817	$344,800	$662,223	$756,570
Prior period amounts have been reclassified to conform to current period presentation.
Supplemental cash flow information related to leases are as follows:

	Nine Months Ended September 30,
	2024	2023
Operating cash flows paid for operating leases	$419,906	$411,393
Right-of-use assets obtained in exchange for operating lease obligations	$275,326	$-

Supplemental balance sheet information related to leases are as follows:

	September 30, 2024	December 31, 2023
Weighted-average remaining lease term (in years)	0.93	1.30
Weighted-average discount rate	7.25%	7.25%
In June 2023, the Company entered in two equipment lease agreements for its robot assets for an aggregate commitment amount of approximately $11.60 million. The agreements have an initial term of two years and will require security deposits of approximately $930,000, which is not due until initial funds are drawn. The Company has the option to purchase the assets at the end of the lease for 35%- 40% of the original equipment cost. As of September 30, 2024, no amount has been drawn under these agreements.
Finance Lease – Failed Sales-Leaseback
In November 2022, the Company entered into a lease agreement with Farnam Capital for its robot assets. As per ASC 842-40-25-1, the transaction was considered a failed sales-leaseback and therefore the lease was accounted for as a financing agreement. The outstanding liability at September 30, 2024 was $1,042,093. The Company has the option to purchase the assets at the end of the lease for 45% of the original equipment cost.
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
10. SUBSEQUENT EVENTS
On November 7, 2024, the company entered into an asset purchase agreement (the "Agreement") with Vebu, Inc. ("Vebu"), pursuant to which it agreed to acquire substantially all of the assets of Vebu, consisting of primarily to the Seller's Autocado product line and other assets (the "Assets") subject to customary closing conditions.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the notes to those statements included in this Quarterly Report for the period ended September 30, 2024. Some of the information contained in this discussion and analysis including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risk, uncertainties and assumptions. You should read the “Risk Factors” section of this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Please also see the section entitled “Cautionary Note Regarding Forward-Looking Statements” elsewhere in this Quarterly Report.
Overview
We are shaping the future of sustainable, self-driving delivery. We design, develop and operate low-emissions robots that serve people in public spaces, starting with food delivery. Starting in 2017, our core technology was developed by our co-founders and a majority of our product and engineering team in San Francisco, California as a special project within Postmates Inc. (“Postmates”), one of the pioneering food delivery startups in the United States. By the end of 2020, the team had developed a fleet of sidewalk robots that had successfully performed over 10,000 commercial deliveries for Postmates in California, augmenting Postmates’ fleet of human couriers. Postmates was acquired by Uber Technologies, Inc. (“Uber”) in 2020, and in February of 2021, Uber’s leadership team agreed to contribute the intellectual property developed by the team and assets relating to this project. In return for this contribution and an investment of cash into the Company, Uber acquired a minority equity interest in our business.
Recent Developments
Reverse Merger
On July 31, 2023, Patricia Acquisition Corp., Serve Acquisition Corp., a corporation formed in the State of Delaware on July 10, 2023 (“Acquisition Sub”), and Serve entered into a merger agreement (the "Merger Agreement"). Pursuant to the terms of the Merger Agreement, Acquisition Sub merged with and into Serve, with Serve continuing as the surviving corporation and our wholly owned subsidiary. As a result of the Merger, we acquired the business of Serve and will continue the existing business operations of Serve as a public reporting company under the name Serve Robotics Inc. Concurrently therewith, Serve was renamed Serve Operating Co. The Merger was treated as a recapitalization and reverse acquisition for us for financial reporting purposes and Serve is considered the acquirer for accounting purposes. As a result of the Merger and the change in our business and operations, a discussion of the past financial results of Patricia Acquisition Corp. is not pertinent, and under applicable accounting principles, the historical financial results of Serve, the accounting acquirer, prior to the Merger are considered our historical financial results.
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
Pursuant to the Underwriting Agreement, at the closing of the Offering on April 22, 2024, the Company issued to Aegis a warrant to purchase 500,000 shares of common stock (the “Representative’s Warrant”). The Representative’s Warrant is exercisable at a per share exercise price equal to $5.00 and became exercisable at any time and from time to time, in whole or in part, on October 14, 2024. The Representative’s Warrant expires on April 17, 2029.
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
Customer Concentration.
One customer accounted for 78% and 86% of the Company's revenue during the three months ended September 30, 2024, and 2023, respectively. During the nine months ended September 30, 2024, one customer accounted for 72% of the Company's revenue. In the same period in 2023, a different customer accounted for 68% of the Company’s revenue. As of September 30, 2024, one customer accounted for 88% of the accounts receivable. We currently have a limited number of customers. If either of our significant customers were to breach, cancel or amend our agreements with them, it may have an outsized effect on our revenue, cash on hand and profitability. Our business development team is actively pursuing new delivery and branding customers to diversify our customer base.

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
Future Prospects.
We anticipate that we will continue to experience operating losses in 2024 and 2025 as we seek to implement our long-term strategic plan, including research and development spending, scaling our robotic fleet, expanding our sales and business development efforts, and increasing our overall headcount in order to achieve efficiencies through scaled growth. Our goal over the next two years is to scale our operating fleet and expand our geographic coverage to new markets beyond our current operating area in Los Angeles. With such an increase, we anticipate proportional increases in capital costs, overhead and operating expenses. Our ability to initially achieve profitability is dependent upon numerous factors, including the development of revenues, general business and economic conditions, and other risks and uncertainties, including those listed under the caption “Risk Factors” elsewhere in this Quarterly Report.

Components of Results of Operations
Revenue
Our revenue currently consists of (1) delivery revenues, (2) branding revenues and (3) software services revenues.
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
Financial Overview
For the three months ended September 30, 2024 and 2023, we generated revenues of $221,555 and $62,565, respectively, and reported a net loss of $7,996,219 and $7,645,972, respectively.
As of September 30, 2024, we had an accumulated deficit of $94,405,938.

Results of Operations
Comparison of Results of Operations for the three months ended September 30, 2024 and 2023
The following table summarizes our operating results as reflected in our unaudited statements of operations during the three months ended September 30, 2024 and 2023, respectively, and provides information regarding the dollar and percentage increase (or decrease) during such periods.

	Three Months Ended September 30,
	2024	2023	Change	Change %
Revenues	$221,555	$62,565	$158,990	254%
Cost of revenues	377,304	572,537	(195,233)	(34)%
Gross profit (loss)	(155,749)	(509,972)	354,223	(69)%

Operating expenses:
General and administrative	1,980,087	1,428,143	551,944	39%
Operations	917,350	558,068	359,282	64%
Research and development	5,007,985	2,962,812	2,045,173	69%
Sales and marketing	383,902	118,793	265,109	223%
Total operating expenses	8,289,324	5,067,816	3,221,508	64%

Loss from operations	(8,445,073)	(5,577,788)	(2,867,285)	51%

Other income (expense), net:
Interest income (expense), net	448,854	(1,483,390)	1,932,244	(130)%
Change in fair value of derivative liability	-	(149,000)	149,000	(100)%
Change in fair value of simple agreements for future equity	-	(435,794)	435,794	(100)%
Total other income (expense), net	448,854	(2,068,184)	2,517,038	(122)%
Provision for income taxes	-	-
Net loss	$(7,996,219)	$(7,645,972)	$(350,247)	5%
Revenues increased $0.16 million to $0.22 million for the three months ended September 30, 2024, compared to $0.06 million for the same period in 2023. The increase is primarily due to an increase in delivery and branding revenue. The Company recognized increases in delivery and branding revenues of $0.12 million to $0.18 million for the three months ended September 30, 2024, compared to $0.06 million for the same period in 2023.
Cost of revenues decreased $0.20 million to $0.38 million for the three months ended September 30, 2024, compared with $0.57 million for the same period in 2023 due primarily to a decrease in depreciation expense.
General and administrative expenses increased $0.55 million to $1.98 million for the three months ended September 30, 2024, from $1.43 million for the same period in 2023, due primarily to an increase in headcount and public company fees.
Operations expenses increased $0.36 million to $0.92 million for the three months ended September 30, 2024, from $0.56 million for the same period in 2023, due primarily to an increase in headcount and stock-based compensation expense.
Research and development expenses increased $2.05 million for the three months ended September 30, 2024 to $5.01 million, compared to $2.96 million for the same period in 2023. This increase was due primarily to stock compensation attributable to the Magna Warrant for $1.12 million recognized during the three months ended September 30, 2024, as well as increased expenses for headcount and related stock-based compensation.
Sales and marketing expenses increased $0.27 million to $0.38 million for the three months ended September 30, 2024, from $0.12 million for the same period in 2023, due primarily to an increase in investor relations expense and stock-based compensation expense.
Interest income (expense), net increased $1.93 million to income of $0.45 million for the three months ended September 30, 2024, from expense of $1.48 million for the same period in 2023, due primarily to interest earned on bank deposits and decreasing interest on outstanding debt balances.
There was no change in the fair value of derivative for the three months ended September 30, 2024, compared to $0.15 million expense for the three months ended September 30, 2023. The decrease in expense was due to the April 2023 convertible notes which were converted into shares of common stock upon the Merger.
There was no change in fair value of the simple agreements for future equity (“SAFEs”) for the three months ended September 30, 2024, compared with $0.44 million for the three months ended September 30, 2023. The decrease in expense is related to no longer having SAFE agreements.

Comparison of Results of Operations for the Nine Months Ended September 30, 2024 and 2023
The following table summarizes our operating results as reflected in our unaudited statements of operations during the nine months ended September 30, 2024 and 2023, respectively, and provides information regarding the dollar and percentage increase (or decrease) during such periods.

	Nine Months Ended September 30,
	2024	2023	Change	Change %
Revenues	$1,636,641	$164,826	$1,471,815	893%
Cost of revenues	1,055,755	1,331,165	(275,410)	(21)%
Gross profit (loss)	580,886	(1,166,339)	1,747,225	(150)%

Operating expenses:
General and administrative	4,861,478	3,414,949	1,446,529	42%
Operations	2,329,535	1,672,403	657,132	39%
Research and development	17,434,332	7,171,446	10,262,886	143%
Sales and marketing	667,750	481,511	186,239	39%
Total operating expenses	25,293,095	12,740,309	12,552,786	99%

Loss from operations	(24,712,209)	(13,906,648)	(10,805,561)	78%

Other income (expense), net:
Interest income (expense), net	(1,137,788)	(2,021,996)	884,208	(44)%
Change in fair value of derivative liability	(221,560)	(149,000)	(72,560)	49%
Change in fair value of simple agreements for future equity	-	(1,672,706)	1,672,706	(100)%
Total other income (expense), net	(1,359,348)	(3,843,702)	2,484,354	(65)%
Provision for income taxes	-	-
Net loss	$(26,071,557)	$(17,750,350)	$(8,321,207)	47%
Weighted average common shares outstanding - basic and diluted	33,267,589	10,674,991
Net loss per common share - basic and diluted	$(0.78)	$(1.66)
Revenues increased $1.47 million to $1.64 million for the nine months ended September 30, 2024 from $0.16 million for the same period in 2023. The increase is due primarily to the $1.15 million in revenues generated from software services. The Company also recognizes increases in delivery and branding revenues of $0.29 million to $0.45 million for the nine months ended September 30, 2024, compared to $0.16 million for the same period in 2023.

Cost of revenues decreased $0.28 million to $1.06 million for the nine months ended September 30, 2024, compared with $1.33 million for the same period in 2023 due primarily from a decrease in depreciation expense.

General and administrative expenses increased $1.45 million to $4.86 million for the nine months ended September 30, 2024, from $3.41 million for the same period in 2023, due primarily to an increase in headcount and public company fees.

Operations expenses increased $0.66 million to $2.33 million for the nine months ended September 30, 2024, from $1.67 million for the same period in 2023, due primarily to an increase in headcount and additional facility costs.

Research and development expenses increased $10.26 million for the nine months ended September 30, 2024 to $17.43 million, compared to $7.17 million for the same period in 2023. This increase was due primarily to stock compensation attributable to the Magna Warrant for $7.44 million, as well as increased expenses for headcount, software and stock-based compensation expense.
Sales and marketing expenses increased $0.19 million to $0.67 million for the nine months ended September 30, 2024, from $0.48 million for the same period in 2023, due primarily to increase in headcount and stock-based compensation expense.
Interest income (expense), net increased $2.48 million to income of $1.14 million for the nine months ended September 30, 2024, from expense of $2.02 million for the same period in 2023, due primarily to interest earned on bank deposits and decreasing interest on outstanding debt balances.
The change in the fair value of derivative was $0.22 million for the nine months ended September 30, 2024, compared with $0.15 million for the same period in 2023. The increase in expense was due to the January 2024 Notes which were converted into shares of common stock upon the Offering.

There was no change in fair value of the simple agreements for future equity (“SAFEs”) for the nine months ended September 30, 2024, compared with $1.67 million for the same period in 2023. The decrease in expense is related to no longer having SAFE agreements.
Key Metrics
We regularly review the following key business metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions:

	Three Months Ended September 30,		Nine Months Ended
	2024	2023	2024	2023
Key Metrics	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Daily Active Robots (1)	59	30	49	27
Daily Supply Hours (2)	465	224	384	188
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
Liquidity and Capital Resources
Our cash and cash equivalents generated by financing activities are our primary source of liquidity. As of September 30, 2024, we had $50.91 million in cash and cash equivalents. Cash and cash equivalents consist of highly liquid investments with original maturities of 90 days or less at the time of purchase.
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

On July 23, 2024, the Company entered into a Securities Purchase Agreement (the “July Purchase Agreement”) with a certain accredited and institutional investor for a private placement offering of pre-funded warrants (the “July Pre-Funded Warrants”) to purchase shares of the Company’s common stock and warrants exercisable for common stock (the “July Investor Warrants”). Pursuant to the July Purchase Agreement, the Company sold 2,500,000 July Pre-Funded Warrants with each July Pre-Funded Warrant exercisable for one share of common stock, together with the July Investor Warrants to purchase up to 2,500,000 shares of common stock. Each July Pre-Funded Warrant and accompanying July Investor Warrant were sold together at a combined offering price of $5.9999. The Company received net proceeds of $13.7 million pursuant to the July Purchase Agreement.
On August 27, 2024, the Company entered into a Securities Purchase Agreement (the “August Purchase Agreement”) with a certain accredited and institutional investor for a private placement offering of pre-funded warrants (the "August Pre-Funded Warrants") to purchase shares of the Company’s common stock and warrants exercisable for shares of common stock (the “August Investor Warrants”). Pursuant to the August Purchase Agreement, the Company sold 555,555 August Pre-Funded Warrants, with each August Pre-Funded Warrant exercisable for one share of common stock, together with the August Investor Warrants to purchase up to 555,555 shares of common stock. Each August Pre-Funded Warrant and accompanying August Investor Warrant were sold together at a combined offering price of $8.9999. The July Investor Warrants were exercised in full for 2,500,000 shares of common stock. In consideration for the immediate exercise in full of the existing warrants, the exercise holder received new warrants (the "Exchange Warrants") to purchase 2,200,000 shares of common stock with and exercise price of $10.00 per share. The Exchange Warrants are exercisable immediately and will expire five and a half years from the date of issuance. The Company received net proceeds of $18.65 million pursuant to the August Purchase Agreement.
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
Cash Flows
As of September 30, 2024, our cash and cash equivalents were $50.91 million. The following table shows a summary of our cash flows for the periods presented in millions:

	Nine Months Ended September 30,
	2024	2023	Change
Cash used in operating activities	$(15.28)	$(12.29)	$(2.98)
Cash used in investing activities	$(5.39)	$0.00	$(5.39)
Cash from financing activities	$71.58	$13.08	$58.50
Operating Activities
Net cash used in operating activities was $15.28 million and $12.29 million for the nine months ended September 30, 2024, and 2023, respectively. The increase of $2.98 million was primarily due to a larger net loss of $8.00 million, offset by $9.63 million increase in stock-based compensation.
Investing Activities

Net cash used in investing activities was $5.39 million and $0.0 million for the nine months ended September 30, 2024 and 2023, respectively. The increase of $5.39 million was mainly due to robot build construction in-process.

Financing Activities

Net cash provided by financing activities was $71.58 million and $13.08 million for the nine months ended September 30, 2024, and 2023, respectively. The increase of $58.50 million was due to $35.8 million from proceeds of issuance of common stock pursuant to offering, net of issuance costs, $17.12 million from proceeds from issuance of prefunded warrants to purchase common stock in connection with private placement, net of issuance costs, $16.32 million from proceeds from the exercise of warrants, partially offset by repayments of lease liability for Silicon Valley Bank (as more fully described below).
Indebtedness
In March 2022, we entered into a term loan with Silicon Valley Bank for gross proceeds of $2.50 million with a maturity date of March 1, 2025. The loan accrues interest at the greater of 3.25% per annum or prime rate. Principal payments commenced on October 1, 2022, and the loan was repaid in full as of September 30, 2024.
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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision of and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2024, the end of the period covered by this report on Form 10-Q. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
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
As of September 30, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective.
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
Changes in Internal Controls over Financial Reporting
During the quarter ended September 30, 2024, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There are no pending, threatened or actual material legal proceedings in which the Company or any subsidiary is a party.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors as disclosed in (i) Part I, Item 1A. “Risk Factors” beginning on page 18 of our Annual Report on Form 10-K for the year ended December 31, 2023, (ii) Part II, Item 1A "Risk Factors" beginning on page 27 on the Form 10-Q filed for the quarter ended March 31, 2024, and (iii) Part II, Item 1A "Risk Factors" beginning on page 31 on the Form 10-Q filed for the quarter ended June 30, 2024.
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
Issuer Purchases of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Set forth below are developments regarding trading plan arrangements among the Company's directors and officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) for the quarter ended September 30, 2024.
•On September 9, 2024, Touraj Parang, the Company's President and Chief Operating Officer, entered into a 10b5-1 trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, providing for the potential sale of up to 100,000 shares of the Company's common stock and will remain in effect until the earlier of (1) September 9, 2025; or (2) the date on which an aggregate of 100,000 shares of common stock have been sold under the trading plan. In no event shall shares of the Company's common stock be sold under the trading plan prior to December 9, 2024. As of the date of this report, none of the shares were sold and no other adjustments were made to the trading plan during the quarterly period covered by this report.
•On August 19, 2024, Ali Kashani, the Company's Chief Executive Officer, entered into a 10b5-1 trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, providing for the potential sale of up to 600,000 shares of the Company's common stock and will remain in effect until the earlier of (1) August 19, 2025; or (2) the date on which an aggregate of 600,000 shares of common stock have been sold under the trading plan. In no event shall shares of the Company's common stock be sold under the trading plan prior to November 19, 2024. As of the date of this report, none of the shares were sold and no other adjustments were made to the trading plan during the quarterly period covered by this report.
•On August 16, 2024, Brian Read, the Company's Chief Financial Officer, entered into a 10b5-1 trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, providing for the potential sale of up to 75,000 shares of the Company's common stock and will remain in effect until the earlier of (1) August 15, 2025; or (2) the date on which an aggregate of 75,000 shares of common stock have been sold under the trading plan. In no event shall shares of the Company's common stock be sold under the trading plan prior to April 29, 2025. As of the date of this report, none of the shares were sold and no other adjustments were made to the trading plan during the quarterly period covered by this report.
•On August 16, 2024, Euan Abraham, the Company's Senior Vice President of Hardware Engineering, entered into a 10b5-1 trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, providing for the potential sale of up to 150,000 shares of the Company's common stock and will remain in effect until the earlier of (1) August 16, 2025; or (2) the date on which an aggregate of 150,000 shares of common stock have been sold under the trading plan. In no event shall shares of the Company's common stock be sold under the trading plan prior to November 16, 2024. As of the date of this report, none of the shares were sold and no other adjustments were made to the trading plan during the quarterly period covered by this report.
The 10b5-1 trading plans included a representation from the officer to the broker administering the plan that the officer was not in possession of any material nonpublic information regarding the Company or the securities subject to the plan. A similar representation was made to the Company in connection with the adoption of the plan under the Company's insider trading policy. Those representations were made as of the date of adoption of the 10b5-1 plan, and speak only as of that date. In making those representations, there is no assurance with respect to any material nonpublic information of which the officer was unaware, or with respect to any material non public information acquired by the officer or the Company after the date of the representation.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Form of July Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 23, 2024)
10.2	Form of July Investor Warrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on July 23, 2024)
10.3	Form of July Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on July 23, 2024)
10.4	Form of July Pre-Funded Warrant (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on July 23, 2024)
10.5	Form of August Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 28, 2024)
10.6	Form of August Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on August 28, 2024)
10.7	Form of August Investor Warrant (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on August 28, 2024)
10.8	Form of August Pre-Funded Warrant (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on August 28, 2024)
10.9	Form of August Exchange Warrant (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on August 28, 2024)
31.10	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.20	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

SERVE ROBOTICS INC.

Dated: November 7, 2024	By:	/s/ Ali Kashani
Chief Executive Officer
(Principal Executive Officer)

Dated: November 7, 2024	By:	/s/ Brian Read
Chief Financial Officer
(Principal Financial Officer)