Form 10-K
period 2024-12-31
Serve Robotics Inc. /DE/
filed 2025-03-06
CIK 1832483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
COMMISSION FILE NUMBER 001-42023
SERVE ROBOTICS INC.
(Exact name of registrant as specified in its charter)

Delaware	85-3844872
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

730 Broadway Redwood City, CA 94063	(818) 860-1352
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock par value $0.0001 per share	SERV	The Nasdaq Capital Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant on June 30, 2024, the last business day of its most recently completed second fiscal quarter, was $65.3 million based on the closing price of the registrant’s common stock as reported by The Nasdaq Capital Market on that date.
As of March 4, 2025, the registrant had a total of 56,918,226 shares of its common stock, par value $0.0001 per share, issued and outstanding.

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
•potential cybersecurity risks to our operational systems, infrastructure, and integrated software by us or third-party vendors; and
•other risks and uncertainties, including those listed under Item 1A. Risk Factors.
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
Corporate History
We were incorporated in the State of Delaware as Patricia Acquisition Corp. on November 9, 2020. On July 31, 2023, our wholly-owned merger sub merged with and into Serve (the “Merger”). Following the Merger, Serve was the surviving entity and became our wholly-owned subsidiary, and all of the outstanding stock of Serve was converted into shares of our Common Stock. The business of Serve became our business as a result of the Merger. Following the consummation of the Merger, Serve changed its name to “Serve Operating Co.” and we changed our name to “Serve Robotics Inc.”

Prior to the Merger, Patricia Acquisition Corp. was a “shell” company registered under the Exchange Act, with no specific business plan or purpose until it began operating the business of Serve following the closing of the Merger.
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
We are shaping the future of sustainable, self-driving delivery. We design, develop and operate low-emissions robots on our AI-powered robotics mobility platform, that serve people in public spaces, starting with food delivery. Starting in 2017, our core technology was developed by our co-founders and a majority of our product and engineering team in San Francisco, California as a special project within Postmates Inc. (“Postmates”), one of the pioneering food delivery startups in the United States. By the end of 2020, the team had developed a fleet of sidewalk robots that had successfully performed over 10,000 commercial deliveries for Postmates in California, augmenting Postmates’ fleet of human couriers. Postmates was acquired by Uber Technologies, Inc. (“Uber”) in 2020, and in February of 2021, Uber’s leadership team agreed to contribute the intellectual property developed by the team and assets relating to this project. In return for this contribution and an investment of cash into the Company, Uber acquired a minority equity interest in our business.
As of December 31, 2024, Serve’s fleet consisted of over 100 robots. We plan to deploy 2,000 robots by the end of 2025. We have platform-level integrations with Uber Eats, which means Serve robots can provide real-time presence and status updates on those platforms and receive requests to perform deliveries with respect to customer orders placed on those platforms as needed.

Because Serve started within a food delivery company, our team comes with a depth of expertise in food delivery. Additionally, the engineering team has extensive experience in AI, automation and robotics. Our leadership team includes veterans from Uber, Instacart, Postmates, Waymo, Apple Inc., Blue Origin, LLC, GoPro, Inc., GoDaddy Inc., and Anki, Inc. We believe our expertise positions us to service the ever-growing on-demand delivery market, including food delivery.
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
Tailwinds for Automation
Despite technological innovations of the past few decades as well as growing adoption of online commerce and home delivery, last-mile delivery has remained costly. While an ever-growing share of consumers is shopping online and demanding faster deliveries, a number of factors have contributed to keeping last-mile costs high:
•Labor shortages caused by the aging population and the COVID-19 pandemic have led to wage inflation.
•On-demand delivery companies in many jurisdictions are battling regulatory pressures to classify gig workers as employees, which would in turn increase labor costs.
•More recently, cities across the United States have introduced maximum limits on how much delivery platforms can charge restaurants and merchants, highlighting the need to lower underlying delivery costs.
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
Delivery Robot Operations
Our sidewalk delivery robots start each day at a central depot located near their operating area. While most robots deploy to and return from their operating area automatically and without further vehicular assistance, some robots may be transported to and from operating areas that are further away in a human-driven vehicle. They are supervised through mobile connectivity and video streaming by remote human operators who can assist robots when necessary, such as at intersection crossings or when robots are unable to navigate certain conditions. In less frequent occasions, if a robot requires physical assistance, such as when a robot is too low on battery to return home or if it has been damaged, a nearby employee is dispatched to repair or return the robot.
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
At night, robots return to their central depot to be recharged, maintained, upgraded when necessary, and prepared for next morning’s deployment.
Serve’s third-generation robots are designed to carry more goods, enable more deliveries, and further reduce the cost of delivery. They can move roughly twice as fast, travel approximately twice as far on a single charge, and spend 6 more hours in the field each day compared to our prior generation. The third-generation robots also enjoy an expanded cargo bin that holds four large 16-inch pizzas or 15% more volume than the previous robots. Their new drivetrain is equipped with suspension to drive smoother and faster while protecting food quality, and their improved water resistance expands the robots’ ability to maneuver confidently in a wider range of weather conditions.

Importantly, these hardware and software enhancements combine to extend Serve’s commitment to safety on the sidewalk. In addition to market-leading safety capabilities, including fail-safe mechanical braking and autonomous collision avoidance, the third-generation robots introduce enhanced emergency braking — stopping 40% more quickly.
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
Impact of Robotic Delivery
As automation decreases the cost of last-mile delivery and leads to increased adoption, we anticipate opportunities for impact over the long term:
•Reduced Greenhouse Gas Emissions: We believe robots and drones can reduce emissions caused by large vehicles used today for moving small packages.
•Lower Delivery Costs: While all automated delivery vehicles still require a certain amount of human involvement (e.g., loading & unloading, maintenance, remote supervision), we believe labor is leveraged more efficiently resulting in more deliveries per unit of human effort. Just as automation has done in the past, it is expected that this will reduce delivery costs.
•Increased On-Demand Adoption: On-demand services are largely luxuries afforded by affluent consumers today. We believe reducing delivery costs could make home delivery services affordable to more people.
•Easier Reverse Logistics: We believe reducing the cost for last-mile transportation is likely to increase adoption of reverse logistics applications as well (e.g., more convenient package returns).
•More Local Commerce: We believe that the increased adoption of home delivery will result in more commerce for local businesses.
•Increased Local Jobs: We believe increased delivery and local commerce activities resulting from reduction in cost of delivery could lead to more local jobs, ranging from increased staffing of local businesses, logistics operators who enable automated delivery networks to function, and human couriers who perform deliveries that automated services cannot perform.
•Higher Delivery Quality: Like most automated systems, robots are less prone to error. For example, customers of food delivery platforms often experience missing items, mistaken orders, and lost or missed deliveries altogether. Robots promise to reduce such errors, creating a better experience for customers and merchants alike.
•Safer Roads: According to a study by the National Highway Traffic Safety Administration (the “NHTSA”) from December 2023, there were 7,388 pedestrians and 966 cyclists killed in motor vehicle crashes in 2021 in the United States. There are many factors that contribute to pedestrian and bicyclist fatalities and injuries, including: speeding, distracted driving, drunk driving, and aggressive driving.
Delivery robots weigh significantly less and move at lower speeds than cars; as a result, on average, a single car carries over a thousand times more kinetic energy than a single robot. We anticipate that replacing cars with delivery robots could result in safer cities for pedestrians and cyclists.
Serve Technology
Our robotic technology has been developed based on the following key principles:
1.Humans and Machines: We believe that the most effective way to quickly unleash the benefits of AI and autonomy in our lives is by designing solutions that leverage both human and machine intelligence in ways that collaborate and complement each other. Creating fully autonomous machines that are safe and reliable without any human intervention requires substantially more time and capital investment than creating machines that are mostly automated but can rely on occasional human support, especially when it comes to high consequence safety-critical decisions.
2.Labor-Optimized: We believe the cost of advanced sensors and hardware will continue to decrease over the coming years, and optimizing against such costs can be premature and an investment with diminishing long-term returns. Instead, we have continued to innovate by designing highly capable hardware and software solutions for robotic last-mile delivery that optimize against the largest cost of delivery: labor.
3.Robots Among People: We believe that building world-class hardware, software, AI and autonomy for robots to share spaces with people is how we are positioned to build market value and create a lasting legacy.
4.Robotic Platform: Our mission is to build a superior robotic platform that can accelerate the adoption of robotic solutions beyond last-mile delivery.
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
For the last seven years of development, we have continued to create AI models with new capabilities, while improving the performance of existing models. We expect to continue developing increasingly more capable AI models to improve robots’ performance and differentiate Serve from alternative products and solutions. As the broader field of Artificial Intelligence advances, we expect to benefit from such advances by increasing efficiency and effectiveness of our robots.
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
In contrast, current Serve robots are equipped with an extensive array of onboard technologies that ensure safe and reliable operation without over-reliance on humans. Serve robots utilize multiple layers of redundant systems for critical navigation functions, including multiple sensor modalities—active sensors such as LIDAR and ultrasonics, as well as passive sensors such as cameras—to navigate safely on busy city sidewalks. Our robots have a wide range of capabilities, such as:
•Automatic emergency braking: If a remote supervisor mistakenly puts a robot at risk of collision, the robot will automatically override the remote supervisor and come to a stop.
•Vehicle collision avoidance: While Serve robots and their remote supervisors are trained to ensure legal and safe crossing of intersections and driveways, drivers of vehicles can still cause vehicle-to-robot collisions. Similar driver errors cause thousands of fatalities and injuries to pedestrians and cyclists every year. As such, Serve robots are equipped with AI features that assess the risk of collision with nearby vehicles and minimize such risks by taking necessary actions such as stopping prior to a collision.

•Fail-safe mechanical braking: We believe another unique and innovative capability of Serve robots is their fail-safe emergency braking. No matter how reliable and well tested, batteries, electronics and computer systems occasionally fail. During any such failures, Serve robots automatically come to a full stop through a mechanically designed fail safe braking system. Some robots used by competitors solely rely on electronic braking, which can become ineffective during power or computer failures.
Manufacturing — Our robots are designed by Serve’s internal team of mechanical, electrical, and system engineers to not only meet product requirements but also supply availability of components and manufacturing and assembly for scalability.
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
Manufacturing and assembly of robots take place by a third-party contract manufacturer after component supply has been secured. The most recent delivery of Serve robots were final assembled by Magna International, our contract manufacturer in the United States. We engage an outsourced contract manufacturing firm for various subassembly components. In addition to Manga International supporting our manufacturing efforts, the Company has also entered into commercial relationships including software services and licensing arrangements, which resulted in the Company recognizing revenue for the year ended December 31, 2024.

Business Strategy
After seven years of research and development investment in AI, autonomy, safety, and efficiency of our robots, we are in a leading position to partner with the world’s largest food delivery platforms, restaurants, retailers, and convenience brands to augment their last-mile human delivery capabilities. Our business strategy relies on providing partners with a complete end-to-end delivery solution and charging a fee per delivery—or per hour depending on the type of partnership.
Additionally, robots can perform other value-add tasks while in operation and capture additional revenues, such as out-of-home (“OOH”) branding on transit vehicles. Similar to billboards and buses today, brands are placing ads on Serve robots’ exteriors.
In 2021, we signed a commercial agreement with Uber. Pilot deliveries began in early 2022, which successfully led to the execution of an additional agreement in June 2022 to enable the commercial expansion of our service with up to 2,000 robots across multiple markets. Currently, this is our only large-scale commercial contract.
We plan to continue growing our delivery operations and establish Serve as the global leader in automated last-mile delivery. Our growth will be facilitated by continued investment in our hardware, software and AI developments that increase the performance and efficiency of our fleet.
Competition
The worldwide sidewalk robotic market is highly competitive and we expect it will become even more competitive in the future as a significant and growing number of established and new companies enter the space. We also compete with human delivery drivers for market share in the delivery space.
Environmental Impact
Based on our internal data, we estimate that over 95% of deliveries completed by Serve robots over the last year would otherwise be performed by personal vehicles.
According to the International Energy Agency, 3.16 billion metric tons of CO2 were emitted by passenger vehicles in 2023. Assuming the 2022 estimate by the Bureau of Transportation Statistics that 16.2% of car trips were taken for shopping and errands, and our proprietary delivery data indicating half of all shopping trips can be completed by delivery robots, this suggests that the scaled use of robotic delivery could reduce global passenger car emissions of such trips from approximately 256 megatons to less than 10 megatons per year, which is a reduction of over 96% as estimated by a study published in Transportation Research Part D: Transport and Environment (Volume 85, August 2020, 102443).
Government Regulations
In the United States, delivery robots are generally allowed to operate on most sidewalks by default. Over twenty states and a number of cities have put in place legal frameworks to explicitly permit the use of delivery robots. The instances of cities welcoming delivery robots far exceed the few examples in which their operations were banned. This positive regulatory momentum for delivery robots may be due to a number of factors:
•Robots Inherently Safer: Cars carry over 1,000 times more kinetic energy than robots. As a result of having much lower kinetic energy, robots do not pose the same risk for injury or fatality that cars do. Meanwhile, cars injure and kill thousands of pedestrians and cyclists each year. Removing unnecessary car trips can make cities safer for pedestrians and cyclists.
•Robots Reduce Emissions: Many cities have established targets for reducing carbon emissions, and robots can help advance their environmental initiatives.
•Robots Reduce Congestion: Deliveries often originate in high traffic regions where restaurants and shops tend to be located. As a result, removing delivery car traffic can reduce congestion and parking issues in cities.
•Robots Reduce Delivery Cost for Local Merchants: Recently, a number of cities have implemented restrictions on how much delivery platforms can charge restaurants for their services. Robots can offer a cheaper alternative to help local restaurants and merchants reduce their delivery costs.
We are subject to various federal, state and local laws and regulations that govern aspects of our business operations. While costs associated with compliance with laws and regulations have increased as the number and scope of regulations have increased, the total costs incurred have not had, and are not expected to have, a material effect on our capital expenditures, results of operations or competitive position. See “Risk Factors” in Item 1A for discussion of risks relating to federal, state, local and international laws and regulations applicable to our business.
Intellectual Property
Our success and ability to compete are significantly dependent on our core technology and intellectual property. We currently have 18 active patent matters in various jurisdictions: China (1 patent), the United States (12 patents), and Canada (5 patents).

We have thus far been granted 11 of the 18 patents for which we have applied — 6 in the United States, 4 in Canada and 1 in China. Our granted patents will expire between May 2029 and June 2039, assuming that all maintenance fees are paid, no portion of the patent has been terminally disclaimed and the patent has not been invalidated. In certain jurisdictions, and in certain circumstances, patent terms can be extended or shortened.
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
As of December 31, 2024, we have 110 employees in the United States and 11 employees in Canada through our wholly-owned Canadian subsidiary, 120 of which are full-time employees. By primary job function, about 45% of our employees have engineering or product roles, 45% are in operations and 10% have business development or other administrative roles. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.
Competitive Pay and Benefits
We provide compensation and benefits packages that we believe are competitive within our industry. We use a combination of cash and equity compensation and other benefits to attract, motivate and retain our employees, including equity awards, retirement programs, flexible or paid time off based on department, and health and wellness benefits. In addition, we benchmark our compensation and benefits packages periodically to remain competitive with our peers and attract and retain talent throughout our organization.
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
Available Information
We are a public company, and our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports are filed with the SEC. We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements, and other information with the Securities and Exchange Commission (the “SEC"). Such reports and other information filed by us with the SEC will be available free of charge on our website at www.serverobotics.com when such reports are available on the SEC’s website. The SEC maintains a website that contains reports, proxy and information statements, and other information that issuers file electronically with the SEC at www.sec.gov. Our website is www.serverobotics.com, and we can be contacted at investor.relations@serverobotics.com.
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
We have not been profitable to date, and we expect operating losses for the near future. During the years ended December 31, 2024 and 2023, we generated revenue of $1.81 million and $0.21 million, respectively, and incurred a net loss of $39.19 million and $24.81 million, respectively. There can be no assurance that we will not continue to incur net losses in the future. We may not succeed in expanding our customer base and product offerings and even if we do, may never generate revenue that is significant enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Furthermore, we may not be able to control overhead expenses even where our operations successfully expand. Our failure to become and remain profitable would depress our value and could impair our ability to raise capital, expand our business, diversify our product offerings, or even continue our operations.
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
We intend to invest significantly in order to expand our business. Any failure to manage our growth effectively could materially and adversely affect our business, prospects, financial condition, and operating results. We intend to expand our operations significantly. We expect our expansion to include:
•expanding the management, engineering, and product teams;
•identifying and recruiting individuals with the appropriate relevant experience;

•hiring and training new personnel;
•launching commercialization of new products and services;
•forecasting production and revenue;
•entering into relationships with one or more third-party design for manufacturing partners and third-party contract manufacturers and/or expanding our internal manufacturing capabilities;
•controlling expenses and investments in anticipation of expanded operations;
•carrying out acquisitions and entering into collaborations, in-licensing arrangements, joint ventures, strategic alliances or partnerships;
•expanding and enhancing internal information technology, safety, and security systems;
•conducting demonstrations;
•expanding into new markets and geographies;
•expanding our ODD into new environments;
•entering into agreements with suppliers and service providers; and
•implementing and enhancing administrative infrastructure, systems, and processes.
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
A significant portion of our revenue is concentrated with two customers.
A significant portion of our revenue is concentrated with two customers, Magna and Uber. For the years ended December 31, 2024 and 2023, sales to Magna and Uber accounted for 91% and 71% of our total revenue, respectively. There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of customers. If Uber were to breach, cancel or amend our agreement, it may have an outsized effect on our revenue, cash on hand, and profitability. In addition, we may have an increased interest in accepting less favorable terms of any amendment as a result.
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
Our robots are reliant on semiconductors. In recent years, there has been an ongoing shortage of semiconductors. The semiconductor supply chain is complex, with capacity constraints occurring throughout. We have and will continue to work closely with our suppliers to minimize any potential adverse impacts of the global semiconductor chip shortage and monitor the availability of semiconductor chips and other key components and any other supply chain inefficiencies that may arise. In an effort to mitigate these risks, in some cases, we may have to incur higher costs due to investment in supply chain resiliency and to secure available inventory or make non-cancelable purchase commitments with semiconductor suppliers, which introduce inventory risk if our forecasts and assumptions prove inaccurate. Furthermore, if we are not able to mitigate the impact of the semiconductor chip shortage, any direct or indirect supply chain disruptions may have a material adverse impact on our business, financial condition and results of operations.
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
Our financial projections also anticipate generating revenues from brand sponsors who would pay to place their branding on our robots as a form of OOH branding. OOH branding on robots is a new phenomenon and as such, an unproven model. To date, for our limited number of robots, we have been able to run periodic OOH advertising campaigns with several brands in varying sectors including real estate, fashion and entertainment, with 16% and 22% of our revenues for the years ended December 31, 2024 and 2023, respectively, coming from OOH advertising. In the future, if we are unable to realize these sales, our business model and go-to-market strategy will be jeopardized.
Failure of our service providers or disruptions to our outsourcing relationships may negatively impact our ability to conduct our business.
Certain of our remote piloting services are currently provided by third-party vendors, and from service centers outside of the United States. Services provided pursuant to arrangements with these third-party vendors could be disrupted due to events outside of their control such as power failures, cybersecurity incidents, internet traffic congestion or increased latency, natural disasters, or deterioration in their economic condition. Similarly, the expiration of agreements associated with such arrangements or the transition of services between providers could lead to loss of institutional knowledge or service disruptions. While we have not experienced material impact of such disruptions to date, our reliance on others as service providers could have a material adverse effect on our business, financial condition, results of operations and cash flows in the future.
Our robots operate in public spaces and any errors caused by human supervisors, network connectivity issues, third-party software, or automation may adversely affect our commercial relationships.
Our ability to attract and retain customers (including merchants, platform partners, and brand sponsors) is heavily dependent on our ability to provide a safe and reliable service. Our safety and security track record have been instrumental in helping us attract and retain our existing customers. Because we operate on public sidewalks, the performance of our robots is highly visible and we have to maintain the highest standards for public safety. Our operating procedures and automated systems are designed to ensure that our robots yield the right of way to vehicles, pedestrians, and other sidewalk and road users. Examples include policies to only crossing controlled intersections during a pedestrian “walk” signal and slowing down or stopping if a pedestrian approaches the robot from any direction. Our partners, such as Uber, require timely reporting of any material safety incidents, and if they are not able to ascertain our ability to maintain safe operations, our commercial relationships may be jeopardized. To date, we have not experienced material safety incidents nor have our partners raised any concerns about our safety standards and track record. However, any actual or perceived public safety incidents that may be caused by our human supervisors, network connectivity issues, third-party software, or automation may put our commercial relationships and financial viability at risk.
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
Our robots contain hundreds of components which are assembled by third-party manufacturing partners. Collaboration with third parties for the manufacturing of robots is subject to risks with respect to operations that are outside our control. Global supply chain problems directly impact our ability to obtain these components cost-effectively. We could experience delays to the extent our current or future partners do not continue doing business with us, meet agreed upon timelines, experience capacity constraints or otherwise are unable to deliver components or manufacture robots as expected. For example, we have had to delay increasing the number of robots in our fleet due to previous third-party supply restraints. Serve has an agreement with a leading LIDAR vendor to purchase LIDARs at highly competitive prices for a defined quantity. Failure to leverage this agreement, or secure similar supplier agreements for components that may face availability constraints due to supply chain disruptions can result in higher prices for those components, which in turn increases the cost of manufacturing robots and result in an adverse financial impact to our delivery economics.
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
Tariffs imposed by the United States and other countries, as well as changing trade relations, regional and international conflicts, and political conditions could have a material adverse effect on our business and results of operations.
Changes in United States and foreign governments’ trade policies, as well as volatility caused by regional and international conflicts, and the political climate in the United States, have resulted in, and may continue to result in, tariffs on imports into and exports from the United States. Tariffs on certain products can increase our costs of doing business. If we are unable to recover these costs, our business may be adversely impacted. Diminished trade relations, conflicts between the United States and other countries, and any escalation of tariffs could have a material adverse effect on our financial performance and results of operations.
The evolving regulations around personal delivery devices ("PDDs") could materially impact our business and growth prospects in new markets.
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
Over a dozen states across the United States have enacted legislation regulating PDDs, using a definition that includes sidewalk robots such as ours. While these regulations have been largely industry-friendly and intended to streamline the rollout of PDDs in those jurisdictions, they are not yet uniform and may present some challenges as we seek to deploy in new markets. For example, the City of Chicago, Washington State and the District of Columbia have unladen weight restrictions between 90 and 135 lbs, and the City of Santa Monica and New York State both prohibit the operation of autonomous devices on sidewalks. These ordinances and statutes require amendments in order for us to expand into those jurisdictions.

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
We will need additional capital to develop future versions of the Serve robots and scale our commercial delivery operations. We will not be able to continue product development and our commercial deliveries if we cannot raise additional debt and/or equity financing.
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
Actual events involving reduced or limited liquidity, defaults, non-performance or other adverse developments that affect domestic and international financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation as receiver. We maintain a banking relationship with Silicon Valley Bank and during the year, we were required to keep deposits with Silicon Valley Bank pursuant to our Loan and Security Agreement with them. This Loan and Security Agreement was fully repaid during 2024. Although we had debt with Silicon Valley Bank at the time of its closure, following the closure, the debt was subsequently assumed by First Citizens Bank & Trust and we have experienced no impacts from the closure. However, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, or result in breaches of our financial and/or contractual obligations. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations, financial condition and results of operations.

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
Our business and growth prospects are substantially dependent upon the continued use of the internet as an effective medium of transactions by diners. Internet use may not continue to develop at historical rates, and diners may not continue to use the internet and other online services to order their food at current or increased growth rates or at all, which could adversely impact our business, results of operation and financial condition. In addition, the internet and mobile applications may not continue to be accepted as a viable platform or resource for a number of reasons, including:
•actual or perceived lack of security of information or privacy protection;
•possible disruptions, computer viruses or other damage to internet servers, users’ computers or mobile applications;
•excessive governmental regulation; and
•unacceptable delays due to actual or perceived limitations of wireless networks.
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
Our business and operations involve the collection, storage, processing, and transmission of personal data and certain other sensitive and proprietary data of collaborators, customers, and others. Additionally, we maintain sensitive and proprietary information relating to our business, such as our own proprietary information and personal data relating to our employees. An increasing number of organizations have disclosed breaches of their information security systems and other information security incidents, some of which have involved sophisticated and highly targeted attacks. We may be a target for attacks by state-sponsored actors and others designed to disrupt our operations or to attempt to gain access to our systems or data that is processed or maintained in our business. Additionally, we are subject to increased security risks due to many personnel working remotely.
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
Additionally, as our international presence expands, we may become subject to or face increasing obligations under laws and regulations in countries outside the United States, many of which, such as the GDPR and national laws supplementing the GDPR, as well as legislation substantially implementing the GDPR in the United Kingdom, are significantly more stringent than those currently enforced in the United States. The GDPR requires companies to meet stringent requirements regarding the handling of personal data of individuals located in the European Economic Area (“EEA”). The GDPR also includes significant penalties for noncompliance, which may result in monetary penalties of up to the higher of €20 million or 4% of a group’s worldwide turnover for the preceding financial year for the most serious violations. The United Kingdom’s version of the GDPR, the UK GDPR, which it maintains along with its Data Protection Act (collectively, the “UK GDPR”), also provides for substantial penalties that, for the most serious violations, can go up to the greater of £17.5 million or 4% of a group’s worldwide turnover for the preceding financial year. Many other jurisdictions globally are considering or have enacted legislation providing for local storage of data or otherwise imposing privacy, data protection and data security obligations in connection with the collection, use and other processing of personal data.
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
As a public reporting company, we are subject to the information and reporting requirements of the Securities Act, the Exchange Act and other federal securities laws, rules and regulations related thereto, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). In addition, the listing requirements of any national securities exchange or other exchange and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will significantly increase our legal and financial compliance costs and will make some activities more time-consuming and costly. Among other things, we are required to:
•maintain and evaluate a system of internal controls over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;
•maintain policies relating to disclosure controls and procedures;
•prepare and distribute periodic reports in compliance with our obligations under federal securities laws;
•institute a more comprehensive compliance function, including with respect to corporate governance; and
•involve, to a greater degree, our outside legal counsel and accountants in the above activities.
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
Risks Related to Ownership of Our Common Stock
The market price and trading volume of our common stock may be volatile and could decline significantly.
Stock exchanges and quotation systems, including The Nasdaq Capital Market ("Nasdaq"), on which our common stock is listed or may be listed or quoted on in the future have from time to time experienced significant price and volume fluctuations. Even if an active, liquid and orderly trading market develops and is sustained for our common stock, the market price of our common stock may be volatile and could decline significantly. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the market price of our common stock declines significantly, you may be unable to resell your shares at or above the market price of our common stock as of the date of purchase. We cannot assure you that the market price of common stock will not fluctuate widely or decline significantly in the future in response to a number of factors, including, among others, the following:
•the realization of any of the risk factors presented in this annual report;
•actual or anticipated differences in our estimates, or in the estimates of analysts, for our revenues, results of operations, level of indebtedness, liquidity or financial condition;
•additions and departures of key personnel;
•our ability to maintain the listing of our common stock on Nasdaq;
•failure to comply with the Sarbanes-Oxley Act or other laws or regulations;
•future issuances, sales, resales or repurchases or anticipated issuances, sales, resales or repurchases, of our common stock;
•publication of research reports about us, or our industry;
•the performance and market valuations of other similar companies;
•broad disruptions in the financial markets, including sudden disruptions in the credit markets;
•speculation in the press or investment community;
•actual, potential or perceived control, accounting or reporting problems; and
•changes in accounting principles, policies and guidelines.
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
As discussed elsewhere in this Annual Report on Form 10-K, we completed the Merger on July 31, 2023. Prior to the Merger, Serve was a private company and, therefore, its controls were not required to be designed or maintained in accordance with Rules 13a-15 and 15d-15 under the Exchange Act. The design and implementation of internal control over financial reporting post-Merger has required and will continue to require significant time and resources from management and other personnel. Because of this, the design and ongoing development of our framework for implementation and evaluation of internal control over financial reporting is in its preliminary stages. As a result, management was unable, without incurring unreasonable effort or expense to conduct a comprehensive assessment of our internal control over financial reporting as of December 31, 2024. Accordingly, we are excluding management's report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporation Finance's Regulation S-K Compliance & Disclosure Interpretations. However, management concluded that as of December 31, 2024, we had material weaknesses in our internal controls over financial reporting.
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
We are an “emerging growth company,” as defined in the JOBS Act, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including:
•not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act;
•reduced disclosure obligations regarding executive compensation in our periodic reports and annual report on Form 10-K; and
•exemptions from the requirements of holding non-binding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We could be an emerging growth company for up to five years following the completion of our initial public offering. Our status as an emerging growth company will end as soon as any of the following takes place:
•the last day of the fiscal year in which we have more than $1.235 billion in annual revenues;
•the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates;
•the date on which we have issued, in any three-year period, more than $1.00 billion in non-convertible debt securities; or
•the last day of the fiscal year ending after the fifth anniversary of the completion of our initial public offering.
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
Our amended and restated certificate of incorporation and our amended and restated bylaws that became effective upon completion of the Merger contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors who are not nominated by current members of our Board or take other corporate actions, including effecting changes in our management. These provisions:
•establish a classified Board so that not all members of our board are elected at one time;
•permit only the Board to establish the number of directors and fill vacancies on the board;
•provide that directors may only be removed “for cause” and only with the approval of two-thirds of our stockholders;
•require super-majority voting to amend some provisions in our amended and restated certificate of incorporation and amended and restated bylaws;
•authorize the issuance of “blank check” preferred stock that our board could use to implement a stockholder rights plan;
•eliminate the ability of our stockholders to call special meetings of stockholders;
•prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
•prohibit cumulative voting; and

•establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
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
Item 1B. Unresolved staff comments
None.
Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things, operational risks; intellectual property theft; fraud; extortion; harm to robots, employees or customers; violation of privacy or security laws and other litigation, legal and reputational risks. We have implemented several cybersecurity processes, technologies, and controls to aid in our efforts to assess, identify, and manage such material risks.
As part of these processes, and to ensure confidentiality, integrity and availability of critical data and systems, we have implemented various technologies that aid in the prevention, detection, investigation, response and remediation of vulnerabilities, cybersecurity incidents and risks. These technologies and processes include, but are not limited to, mobile device management, virtual private network security services, attack surface management services, cloud threat detection and response systems, cloud security posture management solutions, cloud-native security scanners and source code analysis tooling, continuous compliance monitoring and security awareness training solutions.
Evaluation and mitigation of Third-party risks are included within our broader overall risk assessment process. We perform diligence on third parties that have access to our systems, data or facilities that house such systems or data, and where necessary, we require those third parties that could introduce significant cybersecurity risk to us to agree by contract to manage their cybersecurity risks in specified ways, and to agree to be subject to cybersecurity audits, which we conduct as appropriate. Please see the risk factor entitled “We are subject to cybersecurity risks to our operational systems, security systems, infrastructure, integrated software in our products and data processed by us or third-party vendors..” in Part I, Item 1A. Risk Factors in this report for more information.
The security and infrastructure teams are responsible for the continuous monitoring, reporting and response to threats and vulnerabilities discovered through the deployment and operation of these tools. As part of our risk management strategy, our cybersecurity team conducts routine vulnerability and risk assessments within our product operations and service environments. The results of these reviews and any incidents identified by security tooling are reported to senior management and the internal steering committee as part of the quarterly reporting process. As part of routine security assessments, if any deficiencies relating to internal technology controls over financial reporting are discovered, the VP of Security is required to report them directly to the executive management team and internal steering committee without delay.

In the last three fiscal years, we are not aware of and have not experienced any material cybersecurity incidents and the expenses we have incurred from cybersecurity incidents were immaterial. We have not been faced with any penalties or settlements related to cybersecurity.

Cybersecurity Governance
Our internal steering committee and board of directors oversees our risk management strategies and processes, regarding risk assessment and risk management as they relate to cybersecurity. Our security team is led by our VP of Security who has over 15 years of direct cybersecurity experience that includes incident response, security operations and management. The security and infrastructure teams are responsible for implementing and maintaining cybersecurity and data protection controls and practices for the protection of our robots, customer and company information, systems and data. The VP of Security in coordination with our internal steering committee, whose members include professionals from our executive team, general counsel, product and technology and finance teams, meet quarterly to review our Cybersecurity risk exposure, discuss internal and external threat actors and prioritize remediation strategies. The internal steering committee makes decisions on the avoidance, transference, acceptance and mitigation of our overall cybersecurity risk exposure.

Our steering committee, typically in joint session with the full board of directors, meets quarterly with Serve executive leadership to receive reports regarding our overall security posture. These reports include updates on the implementation of cybersecurity controls, data security, risk assessments, the status of internal cybersecurity projects, technology compliance, employee awareness training and any notable incidents and remediation that have occurred within the quarter.
Item 2. Properties
Our current headquarters are located in Redwood City, California, where we lease 4,200 square feet of office and industrial space pursuant to a lease that expires in 2028. Our headquarters contain research and development, operations and selling, general and administrative functions as well as test tracks for our robots. We also lease four other offices throughout the United States. We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.
Item 3. Legal Proceedings
We are from time to time subject to various claims, lawsuits and other legal and administrative proceedings arising in the ordinary course of business. However, we do not consider any such claims, lawsuits or proceedings that are currently pending, individually or in the aggregate, to be material to our business or likely to result in a material adverse effect on our future operating results, financial condition or cash flows.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders
The Company's common stock is quoted on Nasdaq under the symbol "SERV". As of December 31, 2024, there were approximately 135 stockholders of record of our common stock.
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
Recent Sales of Unregistered Securities

August PIPE

On August 27, 2024, we entered into a Securities Purchase Agreement (the “August Purchase Agreement”) with a certain accredited and institutional investor for a private placement offering of pre-funded warrants (the “August Pre-Funded Warrants”) to purchase shares of our common stock and warrants exercisable for shares of our common stock (the “Common Warrants”). Pursuant to the August Purchase Agreement, on August 28, 2024, we sold 555,555 August Pre-Funded Warrants, with each August Pre-Funded Warrant exercisable for one share of our common stock, together with Common Warrants to purchase up to 555,555 shares of our common stock. Each August Pre-Funded Warrant and accompanying Common Warrant were sold together at a combined offering price of $8.9999, for aggregate consideration of $5 million.

The August Pre-Funded Warrants are immediately exercisable, at a nominal exercise price of $0.0001, and may be exercised at any time until all of the August Pre-Funded Warrants are exercised in full. The Common Warrants have an exercise price of $10.00 per share (subject to adjustment as set forth in the Common Warrant), are exercisable upon issuance and will expire five and a half years from the date of issuance.

In addition, pursuant to the August Purchase Agreement, we agreed with the investor to exercise the Investor Warrants (as defined below) to purchase an aggregate of 2,500,000 shares of our common stock (the “Warrant Exchange”). The Investor Warrants were exercised at their exercise price of $6.00 per share. In consideration for the immediate exercise in full of the Investor Warrants for gross cash proceeds of approximately $15.0 million, the exercising holder received in a private placement new unregistered warrants (the “Exchange Warrants”) to purchase up to an aggregate of 2,200,000 shares of Common Stock with an exercise price of $10.00 per share. The Exchange Warrants are exercisable upon issuance and will expire five and a half years from the date of issuance.

These transactions were exempt from registration under Section 4(a)(2) of the Securities Act as not involving any public offering or Regulation D promulgated thereunder.

July PIPE

On July 23, 2024, we entered into a Securities Purchase Agreement (the “July Purchase Agreement”) with a certain accredited and institutional investor for a private placement offering of pre-funded warrants (the “July Pre-Funded Warrants”) to purchase shares of our common stock and warrants exercisable for our common stock (the “Investor Warrants”). Pursuant to the July Purchase Agreement, on July 24, 2024, we sold 2,500,000 July Pre-Funded Warrants, with each July Pre-Funded Warrant exercisable for one share of our common stock, together with Investor Warrants to purchase up to 2,500,000 shares of our common stock. Each July Pre-Funded Warrant and accompanying Investor Warrant were sold together at a combined offering price of $5.9999, for aggregate consideration of $15 million.

The July Pre-Funded Warrants are immediately exercisable, at a nominal exercise price of $0.0001, and may be exercised at any time until all of the July Pre-Funded Warrants are exercised in full. The Investor Warrants have an exercise price of

$6.00 per share (subject to adjustment as set forth in the Investor Warrant), are exercisable upon issuance and will expire five and a half years from the date of issuance.

These transactions were exempt from registration under Section 4(a)(2) of the Securities Act as not involving any public offering or Regulation D promulgated thereunder.

Representative’s Warrant

On April 17, 2024, we entered into an underwriting agreement (the “Underwriting Agreement”) with Aegis Capital Corp. (“Aegis”) in connection with the public offering of 10,000,000 shares of our common stock at a public offering price of $4.00 per share (the “Offering”). Pursuant to the Underwriting Agreement, at the closing of the Offering on April 22, 2024, we issued to Aegis a warrant to purchase 500,000 shares of our common stock (the “Representative’s Warrant”). The Representative’s Warrant is exercisable at a per share exercise price equal to $5.00 and is exercisable at any time and from time to time, in whole or in part, commencing October 14, 2024. The Representative’s Warrant expires on April 17, 2029.
The issuance of the Representative’s Warrant was exempt from registration under the Securities Act pursuant to Section 4(a)(2) of the Securities Act.

Placement Agent’s Warrant

Pursuant to a placement agent’s agreement, Network 1 Financial Securities, Inc. (“Network 1”) served as the exclusive placement agent in connection with the Convertible Promissory Notes Offering (as defined below). In connection with the Convertible Promissory Notes Offering, we agreed to issue Network 1 (or its designated affiliates) warrants (the “Placement Agent’s Warrant”) to purchase 10% of the shares of the common stock issued upon conversion of the Convertible Promissory Notes that were issued to investors that Network 1 introduced to us.

In connection with the Offering, the Convertible Promissory Notes converted to shares of common stock, and on April 22, 2024, we issued Network 1 the Placement Agent’s Warrant to purchase up to 63,479 shares of common stock at an exercise price of $2.42 per share. The Placement Agent’s Warrant expires on April 17, 2029.

The issuance of the Placement Agent’s Warrant was exempt from registration under the Securities Act pursuant to Section 4(a)(2) of the Securities Act.

Magna Warrant
In connection with the strategic partnership with Magna New Mobility USA, Inc. (“Magna”), on February 7, 2024, the Company issued to Magna a warrant (the “Magna Warrant”) to purchase up to 2,145,000 shares of the Company’s common stock, par value $0.0001 per share (the “Magna Warrant Shares”), subject to adjustments as provided therein, at an exercise price per share of $0.01.
The Magna Warrant is exercisable in two equal tranches: (i) the first tranche became exercisable no later than May 15, 2024, subject to certain conditions; and (ii) the second tranche became exercisable upon the achievement by Magna of a certain manufacturing milestone as set forth in a production and purchase agreement to be entered into with respect to the contract manufacturing of the Company’s autonomous delivery robots by Magna or one of its affiliates. As of December 31, 2024, the manufacturing milestone has been met and the second tranche is fully exercisable.
The Magna Warrant Shares that may be issued pursuant to the exercise of the Magna Warrant were offered and sold in a transaction exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act.
Convertible Promissory Notes Offering

At an initial closing on January 2, 2024 and subsequent closings on January 12, 2024, January 22, 2024 and January 26, 2024, we issued an aggregate of $5.0 million in convertible promissory notes (the “Convertible Promissory Notes”) to accredited investors (the “Convertible Promissory Notes Offering”). These transactions were exempt from registration under Section 4(a)(2) of the Securities Act as not involving any public offering or Regulation D promulgated thereunder.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the notes to those statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Some of the information contained in this discussion and analysis including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risk, uncertainties and assumptions. You should read Part I, Item 1A. Risk Factors of this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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
Our Company
We are on a mission to deliver a sustainable future by transforming how goods move among people. Serve has developed an advanced, AI-powered robotics mobility platform, with last-mile delivery in cities as its first application. We are an operating company which has experienced losses since our inception. Our sources of cash to date have been capital investments by stockholders.
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
Our discussion and analysis are organized as follows:
•Executive Summary – Summary analysis of financial and other highlights to provide context for the discussion and analysis.
•Results of Operations – An analysis of our financial results.
•Liquidity, and Capital Resources – An analysis of changes in our balance sheets and cash flows and a discussion of our financial condition and potential sources of liquidity.
•Critical Accounting Estimates – Accounting estimates that management believes are the most important to understanding the assumptions and judgments incorporated in our financial results and forecasts and involve a significant level of estimation uncertainty.
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
Recent Developments

Securities Purchase Agreement
On January 7, 2025, the Company entered into a securities purchase agreement with a certain institutional investor pursuant to which the Company agreed to issue and sell, in a registered direct offering an aggregate of 4,210,525 shares of the Company’s common stock, $0.0001 par value per share at a price of $19.00 per Share. The gross proceeds to the Company from the Registered Direct Offering were approximately $80 million, before deducting the placement agents’ fees and other offering expenses payable by the Company.
Public Offering and Uplisting to Nasdaq

On April 17, 2024, we entered into an underwriting agreement with Aegis Capital Corp. (“Aegis”) in connection with the public offering of 10,000,000 shares of our common stock, par value $0.0001, at a public offering price of $4.00 per share (the “Offering”). The Company’s net proceeds from the Offering, after deducting the underwriting discount and other estimated offering expenses payable by the Company, were approximately $35.8 million. As a result of the Offering, the Company’s common stock was approved for listing on The Nasdaq Capital Market and commenced trading under the ticker symbol “SERV” beginning on April 18, 2024.

License and Services Agreement

On February 20, 2024, Serve entered into a License and Services Agreement (the “LSA”) with Magna as a part of a strategic partnership with Magna. Pursuant to the LSA, Serve, as an independent contractor of Magna, agreed to (i) grant a non-exclusive royalty-free license to the Serve AMR Technology in the Licensed Fields of Use (each as defined in the LSA) to Magna and its affiliates and (ii) provide all reasonable engineering, technical and related support services that Magna may request from time to time in writing and in furtherance of commercialization of the Serve AMR Technology and products (including software) using, practicing, or incorporating the Serve AMR Technology, and manufactured using, practicing or incorporating the Serve AMR Technology (such services and support, the “Development Services”). Except as expressly set forth in the LSA, any Development Services shall be provided under the MSA (as defined below) and, if expired or terminated, under terms and conditions that are consistent with the terms therein. The term of the LSA will continue unless terminated by either party pursuant to and in accordance with the terms and conditions set forth in the LSA.

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

The Magna Warrant is exercisable in two equal tranches: (i) the first tranche became exercisable on in May 2024; and (ii) the second tranche became exercisable in December 2024.

The Magna Warrant Shares that may be issued pursuant to the exercise of the Magna Warrant were offered and sold in a transaction exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act.

Convertible Promissory Notes Offering

At an initial closing on January 2, 2024 and subsequent closings on January 12, 2024, January 22, 2024 and January 26, 2024, we issued to certain accredited investors convertible promissory notes, for which the Company received an aggregate of $5 million in proceeds. The convertible promissory notes bear interest at a rate of 6% per year, compounded annually, due and payable upon request by each investor on or after the 12-month anniversary of the original issuance date of each note. The Company may not prepay or repay the notes in cash without the consent of the investors.
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
Customer Concentration.
We currently have a limited number of customers. Sales to Magna and Uber represented 65% and 26% of our revenues for the year ended December 31, 2024, respectively. If Magna or Uber were to breach, cancel, or amend our agreements, it may have an outsized effect on our revenue, cash on hand, and profitability. Our business development team is actively pursuing new delivery and branding customers to diversify our customer base.
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
Supply Chain Constraints.
We cannot be sure whether global supply chain shortages will impact our future robot build plans. In order to mitigate supply chain risks, we may need to incur higher costs to secure available inventory and place non-cancelable purchase commitments with our suppliers, which could introduce inventory risk if our forecasts and assumptions prove inaccurate. Higher costs of components would impact our cash runway and delays in the manufacturing of our robots would push out our revenue forecasts.
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

Components of Results of Operations
Revenue
Revenue currently consists of (1) delivery revenues, (2) branding revenues and (3) software services revenues.
Cost of Revenue and Operating Expenses
Cost of revenue. Cost of revenue consists primarily of allocations of depreciation on robot assets used for revenue producing activities, personnel time related to revenue activities and costs related to data, software and similar costs that allow the robots to function as intended and for the Company to communicate with its robots while in service.
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

Interest Income (Expense), Net
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
Financial Overview
For the year ended December 31, 2024 and 2023, we generated revenues of $1.81 million and $0.21 million, respectively, and reported net loss of $39.19 million and $24.81 million, respectively.
As noted in our consolidated financial statements, as of December 31, 2024, we had an accumulated deficit of $107.53 million.

Results of Operations
Comparison of Results of Operations for the Year ended December 31, 2024 and 2023
The following table summarizes our operating results as reflected in our statements of operations during the year ended December 31, 2024 and 2023, respectively, and provides information regarding the dollar and percentage increase (or decrease) during such periods.

	Year Ended December 31,
	2024	2023	Change

Revenues	$1,812,483	$207,545	$1,604,938
Cost of revenues	1,887,639	1,730,262	157,377
Gross profit (loss)	(75,156)	(1,522,717)	1,447,561

Operating expenses:
General and administrative	10,092,911	4,618,499	5,474,412
Operations	3,288,779	2,564,930	723,849
Research and development	24,255,023	9,947,258	14,307,765
Sales and marketing	577,075	605,205	(28,130)
Impairment of long-lived assets	-	1,468,995	(1,468,995)
Total operating expenses	38,213,788	19,204,887	19,008,901

Loss from operations	(38,288,944)	(20,727,604)	(17,561,340)

Other income (expense), net:
Interest income (expense), net	(680,548)	(2,264,426)	1,583,878
Change in fair value of derivative liability	(221,560)	(149,000)	(72,560)
Change in fair value of simple agreements for future equity	-	(1,672,706)	1,672,706
Total other income (expense), net	(902,108)	(4,086,132)	3,184,024

Provision for income taxes	-	-	-
Net loss	$(39,191,052)	$(24,813,736)	$(14,377,316)

Weighted average common shares outstanding - basic and diluted	36,658,834	14,204,078	22,454,756
Net loss per common share - basic and diluted	$(1.07)	$(1.75)	$(0.64)
Revenues increased $1.60 million to $1.81 million for the year ended December 31, 2024 from $0.21 million for the year ended December 31, 2023. The increase is due primarily to the $1.19 million in revenues generated from software services. The Company also recognized an increase in delivery and branding revenues of $0.44 million to $0.63 million for the year ended December 31, 2024, compared to $0.19 million for the same period in 2023.
Cost of revenues increased $0.16 million to $1.89 million for the year ended December 31, 2024, compared with $1.73 million for the year ended December 31, 2023, due primarily to an increase in headcount, partially offset by depreciation on robot assets in the prior year.
General and administrative expense increased $5.47 million to $10.09 million for the year ended December 31, 2024, compared with $4.62 million for the year ended December 31, 2023, due primarily to an increase in headcount of $0.85 million, stock-based compensation expense of $2.77 million, legal fees of $0.97 million and increased investor relations expenses of $0.39 million .
Operations expense increased $0.72 million to $3.29 million for the year ended December 31, 2024, compared with $2.56 million for the year ended December 31, 2023, due primarily to an increase in headcount of $0.20 million and additional facility costs of $0.11 million.
Research and development expense increased $14.31 million to $24.26 million for the year ended December 31, 2024, compared with $9.95 million for the year ended December 31, 2023, due primarily to an increase in stock-based compensation expense of $11.07 million and headcount of $2.21 million.
Sales and marketing expenses decreased $0.03 million to $0.58 million for the year ended December 31, 2024, compared with $0.61 million for the year ended December 31, 2023, due primarily to a decrease in public relations expense offset by an increase in headcount and stock-based compensation.
During the prior year ended December 31, 2023, an impairment of long-lived asset expense of $1.47 million was recognized due to the carrying value being greater than the undiscounted flows over the remaining depreciable life.
Interest expense, net increased $1.58 million to $0.68 million for the year ended December 31, 2024, compared with $2.26 million for the year ended December 31, 2023, due primarily to interest earned on bank deposits of $1.22 million and by the decrease of interest expense from the repayment of the outstanding notes.
The change in fair value of derivative liability increased by $0.07 million to $0.22 million for the year ended December 31, 2024 compared to $0.15 million for the year ended December 31, 2023. The increase in expense was due to the valuation of of the derivatives associated with the 2024 Notes, which were converted into common shares upon the Offering..
There was no change in fair value of the simple agreements for future equity (“SAFEs”) for the year ended December 31, 2024, compared with $1.67 million for the same period in 2023. The decrease in expense is related to the SAFE agreements converting to common stock as a part of the merger.
Key metrics
We regularly review the following key business metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions:

	Three Months Ended December 31,		Twelve Months Ended December 31,
	2024	2023	2024	2023
Key Metrics	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Daily Active Robots	57	30	52	29
Daily Supply Hours	455	224	401	206
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
Liquidity and Capital Resources
As of December 31, 2024, we had current assets of $125.25 million and current liabilities of $6.81 million, which included $123.27 million in cash and cash equivalents. Cash and cash equivalents consisted of cash on deposit with banks as well as an institutional money market account.

We have generated significant operating losses from our operations as reflected in our accumulated deficit of $107.53 million as of December 31, 2024. We have historically funded our operations from issuance of equity and debt securities, including our initial public offering in April 2024. To execute on our strategic initiatives to continue to grow our business, we may incur operating losses and generate negative cash flows from operations in the future, and as a result, we may require additional capital resources. We believe our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditures needs for at least the next 12 months.
Our future capital expenditures will depend on many factors, including, but not limited to our growth, our ability to attract and retain customers, the continuing market acceptance of our offerings, the time and extent of spending to support our efforts to develop our platform, and the expansion of sales and marketing activities, the timing and extent of spending for policy initiatives. Further, we may in the future enter into arrangements to acquire or invest in businesses, products, services, and technologies. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition, and results of operations could be adversely affected.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Twelve Months Ended December 31, 2024
	2024	2023	Change
Net cash (used in) provided by:
Operating activities	$(21,542,229)	$(15,970,878)	$(5,571,351)
Investing activities	(10,317,987)	(4,914)	(10,313,073)
Financing activities	155,119,897	13,266,829	141,853,068
(Decrease) increase in cash and cash equivalents	$123,259,681	$(2,708,963)	$125,968,644
Operating Activities
Net cash used in operating activities was $21.54 million and $15.97 million for the years ended December 31, 2024 and 2023, respectively. The increase of $5.57 million primarily consisted of a net loss of $39.19 million, adjusted for certain non-cash items, which primarily includes $14.55 million of non-cash stock-based compensation expense, $0.31 million of depreciation expense, and $1.68 million of amortization of debt discount. The increase in cash used for 2024 compared to 2023 was mainly due to the increase in net loss and increased stock based compensation.
Investing Activities
Net cash used in investing activities was $10.32 million and $0.00 million for the years ended December 31, 2024 and 2023, respectively. The increase of $10.31 million was mainly due to robot build construction in-process.
Financing Activities
Net cash provided by financing activities was $155.12 million and $13.27 million for the years ended December 31, 2024 and 2023, respectively. The increase of $141.85 million was due to $77.60 million from Proceeds from issuance of common stock under the sales agreement and equity distribution agreement, net of offering costs, $35.85 million from proceeds of issuance of common stock pursuant to public offering, net of issuance costs, $17.12 million from proceeds from issuance of prefunded warrants to purchase common stock in connection with private placement, net of issuance costs, $22.45 million from proceeds from the exercise of warrants, partially offset by repayments of note payable and financinglease liability (as more fully described below).
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
Critical Accounting Policies and Estimates
Our consolidated financial statements and the related notes thereto included in this report are prepared in accordance with United States generally accepted accounting principles. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. Our most critical accounting estimates relate to impairment of long-lived assets and stock-based compensation. These estimates are critical as they require management judgment for inputs that are not observable. These estimates are developed based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operation, and cash flows will be affected. We believe that the accounting policies described below involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.
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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Serve Robotics Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Serve Robotics Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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
March 6, 2025
We have served as the Company’s auditor since 2022

Serve Robotics Inc.
Consolidated Balance Sheets

	Year Ended December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$123,266,437	$6,756
Accounts receivable	86,805	2,955
Inventory	309,711	774,349
Prepaid expenses	1,396,874	676,969
Other receivables	191,643	—
Total current assets	125,251,470	1,461,029
Property and equipment, net	11,963,461	48,422
Operating lease right-of-use assets	1,807,705	782,439
Security deposits	578,237	512,659
Total assets	$139,600,873	$2,804,549

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,901,665	$2,050,605
Accrued liabilities	654,466	255,849
Deferred revenue	20,097	—
Note payable, current	—	1,000,000
Note payable - related party	—	70,000
Operating lease liabilities, current	666,136	496,963
Financing lease liabilities, current	564,383	2,363,807
Total current liabilities	6,806,747	6,237,224
Note payable, net of current portion	—	230,933
Restricted stock award liability	—	158,617
Operating lease liabilities, non-current	1,113,212	211,181
Total liabilities	7,919,959	6,837,955

Commitments and contingencies (Note 9)

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of December 31, 2024 and 2023	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized, 51,396,574 and 24,832,814 shares issued and 51,288,566 and 24,508,795 shares outstanding as of December 31, 2024 and 2023, respectively	5,127	2,450
Additional paid-in capital	239,201,220	64,468,141
Subscription receivable	—	(169,616)
Accumulated deficit	(107,525,433)	(68,334,381)
Total stockholders’ equity (deficit)	131,680,914	(4,033,406)
Total liabilities and stockholders’ equity (deficit)	$139,600,873	$2,804,549
See accompanying notes to these consolidated financial statements.

Serve Robotics Inc.
Consolidated Statements of Operations

	Year Ended December 31,
	2024	2023

Revenues	$1,812,483	$207,545
Cost of revenues	1,887,639	1,730,262
Gross loss	(75,156)	(1,522,717)

Operating expenses:
General and administrative	10,092,911	4,618,499
Operations	3,288,779	2,564,930
Research and development	24,255,023	9,947,258
Sales and marketing	577,075	605,205
Impairment of long-lived assets	—	1,468,995
Total operating expenses	38,213,788	19,204,887

Loss from operations	(38,288,944)	(20,727,604)

Other income (expense), net:
Interest income (expense), net	(680,548)	(2,264,426)
Change in fair value of derivative liability	(221,560)	(149,000)
Change in fair value of simple agreements for future equity	—	(1,672,706)
Total other income (expense), net	(902,108)	(4,086,132)

Provision for income taxes	—	—
Net loss	$(39,191,052)	$(24,813,736)

Weighted average common shares outstanding - basic and diluted	36,658,834	14,204,078
Net loss per common share - basic and diluted	$(1.07)	$(1.75)
See accompanying notes to these consolidated financial statements.

Serve Robotics Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)

	Series Seed Preferred Stock		Series Seed-1 Preferred Stock		Series Seed-2 Preferred Stock		Series Seed-3 Preferred Stock		Common Stock		Additional Paid-in Capital	Subscription Receivable	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2022	3,091,672	$309	2,440,411	$244	2,088,696	$209	357,836	$36	6,826,352	$683	$31,232,737	$(165,719)	$(43,520,645)	$(12,452,146)
Issuance of common stock pursuant to private placement	-	-	-	-	-	-	-	-	3,040,140	304	12,160,256	-	-	12,160,560
Conversion of convertible note and derivative into common stock in connection with Merger	-	-	-	-	-	-	-	-	937,961	94	3,751,781	-	-	3,751,875
Conversion of SAFEs into common stock in connection with Merger	-	-	-	-	-	-	-	-	4,372,601	437	17,489,967	-	-	17,490,404
Conversion of preferred stock into common stock in connection with Merger	(3,091,672)	(309)	(2,440,411)	(244)	(2,088,696)	(209)	(357,836)	(36)	7,978,616	798	-	-	-	-
Patricia shares converted into common stock upon the Merger	-	-	-	-	-	-	-	-	1,500,000	150	(150)	-	-	-
Issuance of common stock pursuant to private placement offering, net of offering costs	-	-	-	-	-	-	-	-	143,531	14	574,110	-	-	574,124
Vested restricted stock purchased with recourse notes	-	-	-	-	-	-	-	-	11,194	-	13,735	(3,897)	-	9,838
Restricted stock awards repurchased	-	-	-	-	-	-	-	-	(319,118)	(32)	29	-	-	(3)
Warrants issued with convertible note	-	-	-	-	-	-	-	-	-	-	991,000	-	-	991,000
Exercise of warrants upon the Merger	-	-	-	-	-	-	-	-	17,518	2	(2)	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	544,375	-	-	544,375
Offering costs consists in connection with issuance of common stock pursuant to Merger	-	-	-	-	-	-	-	-	-	-	(2,289,697)	-	-	(2,289,697)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(24,813,736)	(24,813,736)
Balances at December 31, 2023	-	$-	-	$-	-	$-	-	$-	24,508,795	$2,450	$64,468,141	$(169,616)	$(68,334,381)	$(4,033,406)
Issuance of common stock pursuant to offering	-	-	-	-	-	-	-	-	10,000,000	1,000	39,999,000	-	-	40,000,000
Offering costs	-	-	-	-	-	-	-	-	-	-	(4,150,864)	-	-	(4,150,864)
Conversion of convertible note and derivative liability into common stock	-	-	-	-	-	-	-	-	2,104,562	210	6,803,390	-	-	6,803,600
Issuance of common stock under the Sales Agreement and Equity Distribution Agreement, net of offering costs									5,698,992	570	77,595,423			77,595,993
Restricted stock awards repurchased	-	-	-	-	-	-	-	-	(233,208)	(24)	24	-	-	-
Interest on recourse loan	-	-	-	-	-	-	-	-	-	-	-	3,987	-	3,987
Interest and forgiveness on recourse loans	-	-	-	-	-	-	-		-	-	-	165,629	-	165,629
Issuance of pre-funded warrants to purchase common stock in connection with private placement, net of issuance costs	-	-	-	-	-	-	-	-	3,055,555	306	17,115,657	-	-	17,115,963
Vested restricted stock units	-	-	-	-	-	-	-	-	377,284	38	(38)	-	-	-
Exercise of warrants	-	-	-	-	-	-	-	-	5,264,799	526	22,448,315	-	-	22,448,841
Exercise of options	-	-	-	-	-	-	-	-	511,787	51	367,246	-	-	367,297
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	14,554,926	-	-	14,554,926
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(39,191,052)	(39,191,052)
Balances at December 31, 2024	-	$-	-	$-	-	$-	-	$-	51,288,566	$5,127	$239,201,220	$-	$(107,525,433)	$131,680,914
See accompanying notes to these consolidated financial statements.

Serve Robotics Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31
	2024	2023
Cash flows from operating activities:
Net loss	$(39,191,052)	$(24,813,736)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	309,712	1,863,924
Stock-based compensation	14,554,926	544,375
Amortization of debt discount	1,677,942	1,811,798
Change in fair value of derivative liability	221,560	149,000
Change in fair value of simple agreements for future equity	—	1,672,706
Impairment of long-lived assets	—	1,468,995
Interest on recourse loan	—	(3,897)
Changes in operating assets and liabilities:
Accounts receivable	(83,850)	20,742
Inventory	464,638	(156,087)
Prepaid expenses	(719,905)	(595,630)
Other receivables	(191,643)	—
Accounts payable	872,251	1,888,568
Accrued liabilities	477,157	228,020
Deferred revenue	20,097	-
Operating lease liabilities, net	45,938	(49,656)
Net cash used in operating activities	(21,542,229)	(15,970,878)
Cash flows from investing activities:
Purchase of property and equipment	(10,252,409)	(4,914)
Security deposits	(65,578)	—
Net cash used in investing activities	(10,317,987)	(4,914)
Cash flows from financing activities:
Proceeds from issuance of common stock pursuant to public offering, net of offering costs	35,849,136	—
Proceeds from issuance of prefunded warrants to purchase common stock in connection with private placement, net of issuance costs	17,115,963	—
Proceeds from issuance of common stock under the Sales Agreement and Equity Distribution Agreement, net of offering costs	77,595,993	—
Proceeds from exercise of warrants	22,448,841	—
Proceeds from convertible notes payable, net of offering costs	4,844,625	2,798,410
Proceeds from exercise of options	367,297	—
Proceeds from note payable	—	750,000
Repayments of note payable	(1,250,000)	(1,750,000)
Proceeds from note payable, related party	—	519,000
Repayments of notes payable, related party	(70,000)	(449,000)
Issuance of restricted common stock, net of repurchases	—	(3)
Issuance of common stock pursuant to Merger and private placement, net of offering cost	—	10,444,987
Proceeds from simple agreement for future equity	—	2,666,953
Repayment of financing lease liability	(1,781,958)	(1,713,518)
Net cash provided by financing activities	155,119,897	13,266,829
Net change in cash and cash equivalents	123,259,681	(2,708,963)
Cash and cash equivalents at beginning of year	6,756	2,715,719
Cash and cash equivalents at end of year	$123,266,437	$6,756

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$202,785	$507,193

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible notes and derivative into common stock	$6,803,600	$3,751,875
Purchases of property and equipment, accrued but not paid	$1,972,341	$—
Operating lease right-of-use assets obtained for lease obligations	$1,577,867	$—
Derivative liability in connection with convertible note	$—	$601,000
Debt discount issued as accrued liability	$—	$63,840
Conversion of simple agreement for future equity into common stock	$—	$17,490,404
Warrants issued in connection with note payable	$—	$991,000
See accompanying notes to these consolidated financial statements.

Serve Robotics Inc.
Notes to the Consolidated Financial Statements
1.    NATURE OF OPERATIONS, HISTORY, ORGANIZATION AND BUSINESS
Serve Operating Co. (formerly known as Serve Robotics Inc.) (the “Serve”) is a corporation formed on January 15, 2021 under the laws of the State of Delaware. The Company is developing next generation robots for last-mile delivery services. The Company is headquartered in Redwood City, California.

On July 31, 2023, a wholly-owned subsidiary of Patricia Acquisition Corp., a Delaware corporation incorporated on November 9, 2020 (“Patricia”), Serve Acquisition Corp., a corporation formed in the State of Delaware on July 10, 2023 (“Acquisition Sub”), merged with and into the Company. Pursuant to this transaction (the “Merger”), the Company was the surviving corporation and became Patricia’s wholly owned subsidiary, and all of the outstanding stock of Serve was converted into shares of Patricia’s common stock. All of Serve’s outstanding warrants and options were assumed by Patricia. In addition, on July 31, 2023, the board of directors of Patricia and all of its pre-Merger stockholders approved a restated certificate of incorporation, which was effective upon its filing with the Secretary of State of the State of Delaware on July 31, 2023, and through which Patricia changed its name to “Serve Robotics Inc.” (the "Company") Following the consummation of the Merger, Serve changed its name to “Serve Operating Co.”
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
Public Offering and Uplisting
On April 17, 2024, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Aegis Capital Corp. (“Aegis”) in connection with the public offering of 10,000,000 shares of the Company’s common stock, par value $0.0001, at a public offering price of $4.00 per share (the “Offering”). The Company’s net proceeds from the Offering, after deducting the underwriting discount and other estimated offering expenses payable by the Company, were approximately $35.8 million. As a result of the Offering, the Company’s common stock was approved for listing on The Nasdaq Capital Market and commenced trading under the ticker symbol “SERV” beginning on April 18, 2024. See Note 6.
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s fiscal year is December 31.
Principles of Consolidation
These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Serve Operating Co. and Serve Robotics Canada Inc. All inter-company transactions and balances have been eliminated on consolidation.
Liquidity and Going Concern
Total unrestricted cash and cash equivalents on hand as of December 31, 2024 was $123.27 million. Although the Company has incurred recurring losses each year since its inception, the Company expects it will be able to fund its operations for at least the next twelve months. We believe we will meet longer term expected future cash requirements and obligations through a combination of cash flows from operating activities and available cash balances. However, our projections of future cash needs and cash flows may differ from historical results. If current cash on hand, cash equivalents, and cash that may be generated from our business operations are insufficient to continue to operate our business, or if we elect to invest in or acquire a company or companies or new technology or technologies that are synergistic with or complementary to our technologies, we may be required to obtain more working capital. We may seek to obtain working capital during our fiscal year 2025 or thereafter through sales of our equity securities or through bank credit facilities or public or private debt from various financial institutions where possible, though the availability of such funding, and applicable terms, will be dependent on prevailing market conditions.

Serve Robotics Inc.
Notes to the Consolidated Financial Statements
If we do identify sources for additional funding, the sale of additional equity securities or convertible debt will result in dilution to our stockholders. We can give no assurance that we will generate sufficient cash flows in the future to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available or would be approved by our security holders, if needed, on favorable terms or at all. If we fail to obtain additional working capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition. Furthermore, such lack of funds may inhibit our ability to respond to competitive pressures or unanticipated capital needs, or may force us to reduce operating expenses, which would significantly harm the business and development of operations.
The Company's consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.
Use of Estimates
The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, impairment of long-lived assets and stock-based compensation. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.
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
Concentrations
A significant portion of our revenue is concentrated with two customers, Magna and Uber. For the years ended December 31, 2024 and 2023, sales to Magna and Uber accounted for 91% and 71% of our total revenue, respectively. There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of customers. The loss of one or either of these customers could have a negative impact on our planned operations.
In addition to Manga International supporting our manufacturing efforts, the Company has also entered into commercial relationships including software services and licensing arrangements, which resulted in the Company recognizing revenue for the year ended December 31, 2024.
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

Serve Robotics Inc.
Notes to the Consolidated Financial Statements
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
See Note 3 for fair value measurements.
Accounts Receivable
Accounts receivable are derived from services delivered to customers and are stated at their net realizable value. Each month, the Company reviews its receivables on a customer-by-customer basis and evaluates whether an allowance for doubtful accounts is necessary based on any known or perceived collection issues. Any balances that are eventually deemed uncollectible are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2024 and 2023, the Company determined there was no allowance for doubtful accounts necessary.
Inventory
Inventory is stated at the lower of cost or market value and accounted for using the specific identification cost method. As of December 31, 2024 and 2023, inventory primarily consists of robotic component parts from the Company’s suppliers. Management reviews its inventory for obsolescence and impairment annually and did not record a reserve for obsolete inventory for the years ended December 31, 2024 and 2023.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is recognized using the straight-line method over the estimated useful life of the asset, which is three (3) to five (5) years for office equipment and two (2) to four (4) years for the Company’s robot assets. Estimated useful lives are periodically assessed to determine if changes are appropriate. Maintenance and repairs are charged to expense as incurred. When assets are retired or otherwise disposed of, the cost of these assets and related accumulated depreciation or amortization are eliminated from the balance sheets and any resulting gains or losses are included in the statement of operations in the period of disposal.
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
At December 31, 2023, management determined that certain events and circumstances occurred that indicated that the carrying value of the Company’s original fleet of robot assets may not be recoverable. Based on the undiscounted cash flows over the remaining depreciable life, management determined an impairment of the remaining carrying value was necessary.
Deferred Offering Costs
The Company complies with the requirements of ASC 340-10-S99-1 with regards to offering costs. Prior to the completion of an offering, offering costs are capitalized. The deferred offering costs are charged to additional paid-in capital or as a

Serve Robotics Inc.
Notes to the Consolidated Financial Statements
discount to debt, as applicable, upon the completion of an offering or to expense if the offering is not completed. As of December 31, 2024 and 2023, there were no deferred offering costs.
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

Serve Robotics Inc.
Notes to the Consolidated Financial Statements
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

The Company recognizes revenue on its software services over time. The Company utilizes labor hours as a measure of progress to estimate the percentage of completion of the performance obligation at each reporting period. Service fees that have been invoiced or paid but performance obligations have not been met are recorded as deferred revenue. As of December 31, 2024, the Company had $20,097 in deferred revenue pertaining to software services.

For delivery services, the Company satisfies its performance obligation when the delivery is complete, which is the point in time control of the delivered product transfers to the customer.

The Company recognizes branding fees over time as performance obligations are completed over the term of the agreement.

Disaggregation of Revenue
The disaggregation of revenue is as follows:

Serve Robotics Inc.
Notes to the Consolidated Financial Statements

	Twelve months ended December 31,
	2024	2023
Software services	$1,185,903	$—
Delivery services	332,180	146,462
Branding fees	294,400	45,250
Other revenue	—	15,833
	$1,812,483	$207,545
Cost of Revenue
Cost of revenue consists primarily of allocations of depreciation on robot assets used for revenue-producing activities, personnel time related to revenue-producing activities, and costs related to data, software and similar costs that allow the robots to function as intended and for the Company to communicate with the robots while in service.
Sales and Marketing
Sales and marketing expenses include personnel costs. Advertising costs are expensed as incurred and included in sales and marketing expenses. Advertising expense were approximately $0.39 million and $0.18 million for the years ended December 31, 2024 and 2023, respectively.
Operations
Operations expenses primarily consist of costs for field operations personnel and the lease expense associated with the facilities to operate our robot fleets.
General and Administrative Expenses
General and administrative expenses primarily consist of personnel-related expenses for executive management and administrative functions, including finance and accounting, legal, and human resources, as well as general corporate expenses and general insurance. General and administrative expenses also include depreciation on property and equipment as well as allocated facility costs. These costs are expensed as incurred.
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
(i)there is an identified asset
(ii)the Company obtains substantially all of the economic benefits of the asset
(iii)the Company has the right to direct the use of the asset
The Company’s operating lease agreements include office and warehouse space, and cargo vans. ROU assets represent the right to use an underlying asset for the lease term and operating lease liabilities represent the obligation to make payments arising from the lease or embedded lease. Operating lease ROU assets and operating lease liabilities are recognized at commencement date based on the present value of the future minimum lease payments over the lease term. As most leases

Serve Robotics Inc.
Notes to the Consolidated Financial Statements
do not provide an implicit rate, the Company uses an incremental borrowing rate that is based on the estimated rate of interest for a collateralized borrowing of a similar asset, using a similar term as the lease payments at the commencement date. Indirect capital costs are capitalized and included in the ROU assets at commencement.
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
Net Loss per Share
Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. As all potentially dilutive securities are anti-dilutive as of December 31, 2024 and 2023, diluted net loss per share is the same as basic net loss per share for each year. Potentially dilutive items outstanding as of December 31, 2024 and 2023 is as follows:

	December 31,
	2024	2023
Common stock warrants	3,340,011	1,090,272
Stock options	1,022,291	1,515,386
Unvested restricted stock awards subject to recourse and nonrecourse loans	108,008	324,019
Unvested restricted stock units	5,362,326	-
Total potentially dilutive shares	9,832,636	2,929,677
Recently Adopted Accounting Pronouncements
Changes to U.S. GAAP are established by the Financial Accounting Standards Board (the “FASB”), in the form of Accounting Standards Updates (“ASUs”), to the FASB’s ASC. The Company will adopt these changes according to the

Serve Robotics Inc.
Notes to the Consolidated Financial Statements
various timetables the FASB specifies. There were no recently adopted accounting standards which had a material impact on the Company’s consolidated financial position, results of operations, changes in stockholders’ equity and cash flows.
Recent Accounting Pronouncements Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis, primarily disclosure of significant segment expense categories and amounts for each reportable segment. The new standard is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 in the annual financial statements for the twelve months ended December 31, 2024, and for interim periods beginning in 2025. The Company believes the amendments of ASU 2023-07 will not have a significant impact on the Company’s consolidated financial statements and will include all required disclosures upon adoption.
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
3.    FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows:

There were no Level 1, 2 or 3 assets or liabilities as of December 31, 2024 or 2023.
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
As of December 31, 2022, the Company assumed a 85% probability of a liquidity and/or equity financing events as the primary ultimate settlement outcomes of the future equity obligations. Immediately prior to the Merger, the Company revalued the remaining outstanding SAFEs using a 100% probability of an equity financing and $4.00 as the fair value of

Serve Robotics Inc.
Notes to the Consolidated Financial Statements
the underlying common stock (see Note 6). Upon the Merger, the SAFEs converted into 4,372,601 shares of common stock at a fair value of $17,490,404.
Derivative Liability
In connection with the Company’s convertible notes, the Company recorded a derivative liability (see Note 5). The estimated fair value of the derivative liability is recorded using significant unobservable measures and other fair value inputs and is therefore classified as a Level 3 financial instrument.
The fair value of the derivative liability is valued using a with-or-without analysis utilizing the terms of the notes and assumptions regarding cash settlement or conversion to equity.
The following table sets forth a summary of changes in the fair value of our Level 3 financial instrument liabilities for the years ended December 31, 2024 and 2023:

	Simple Agreement For Future Equity	Embedded Derivative Liability	Total
Outstanding as of December 31, 2022	$13,150,745	$-	$13,150,745
Issuance of simple agreements for future equity	2,666,953	-	2,666,953
Issuance of embedded derivative liability	-	601,000	601,000
Change in fair value	1,672,706	149,000	1,821,706
Conversion to common stock upon Merger	(17,490,404)	(750,000)	(18,240,404)
Outstanding as of December 31, 2023	-	-	-
Issuance of embedded derivative liability	-	1,489,000	1,489,000
Change in fair value	-	221,560	221,560
Conversion to common stock upon Merger	-	(1,710,560)	(1,710,560)
Outstanding as of December 31, 2024	$-	$-	$-
4.    PROPERTY AND EQUIPMENT, NET
The following is a summary of property and equipment:

	December 31,
	2024	2023
Office equipment	$332,310	$250,661
Robot assets	4,609,886	2,092,293
Construction in progress	7,826,476	-
Tooling	1,799,033	-
Total	14,567,705	2,342,954
Less: Accumulated depreciation	(2,604,244)	(2,294,532)
Property and equipment, net	$11,963,461	$48,422
Depreciation expense was $309,712 and $1,863,924 for the years ended December 31, 2024 and 2023, respectively.
During the year ended December 31, 2023, the Company fully impaired the carrying amount of the former fleet of robot assets pursuant to its annual impairment assessment. The Company recorded an impairment expense of $1,468,995.

Serve Robotics Inc.
Notes to the Consolidated Financial Statements
5.    NOTES PAYABLE
Silicon Valley Bank
As of December 31, 2024, note payable, net of unamortized discounts was zero, compared to $1,230,933 at December 31, 2023. As of December 31, 2024 and 2023, the company made repayments of $1,250,000 and $750,000, respectively. During the years ending December 31, 2024 and 2023, amortization of debt discount was $19,067 and $16,333, respectively.
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
April 2023 Convertible Note Payable

In April 2023, the Company entered into bridge financing totaling $3,001,500 in principal for which the Company received $2,798,410 in net proceeds (the “April Notes”), after deducting offering costs of $203,090. The April Notes bore interest at 10% per annum and were payable six months from the date of the bridge financing, subject to conversion. The April Notes were convertible into shares of common stock at a conversion price equal to 80% of the price per the PIPE offering (the “Private Placement”), which initially closed simultaneously with the Merger on July 31, 2023 (see Note 6). Upon the closing of the Merger and the initial closing of the Private Placement, the outstanding principal amount of the Bridge Notes was automatically converted into 937,961 shares of common stock at a conversion price of $3.20 per share. Furthermore, accrued interest on the April Notes were forgiven; therefore, no interest was recognized as of the closing of the Merger.

The Company evaluated the terms of the conversion features of the April Notes as noted above in accordance with ASC Topic No. 815 – 40, Derivatives and Hedging – Contracts in Entity’s Own Stock, and determined they are not indexed to the Company’s common stock and that the conversion feature, which is akin to a redemption feature, meet the definition of a liability. Therefore, the Company bifurcated the conversion feature and accounted for it as a separate derivative liability. Upon issuance of the April Notes, the Company recognized a derivative liability at a fair value of $601,000 (see Note 3), which was recorded as a debt discount and was amortized over the life of the notes. Upon the Merger and the Private Placement, the derivative liability had a fair value of $750,000, which was recorded to additional paid-in capital in connection with the conversion of the underlying notes.
January 2024 Convertible Note Payable
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

Serve Robotics Inc.
Notes to the Consolidated Financial Statements
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

As a result of the January Notes, the Company recognized an aggregate debt discount of $1,658,875 through December 31, 2024, amortized to interest expense.

As of December 31, 2024, the Company incurred interest expense pertaining to the January Notes of $78,540, all of which were converted into common stock in April 2024.

Upon the closing of the Offering in April 2024, the outstanding principal and accrued interest of the January Notes converted into 2,104,562 shares of common stock. Accordingly, the related derivative liability was recorded into additional paid-in capital. See Note 6.

In connection with the issuance of the January Notes, the Company granted the placement agent warrants to purchase (the “Convertible Promissory Notes Offering Warrants”) to purchase common stock equal to 10% of the number of shares of common stock into which the January Notes sold to investors introduced by the placement agent are initially convertible. The Convertible Promissory Notes Offering Warrants are exercisable at the same price as the Conversion Price. Upon closing of the Offering, the Company issued the Convertible Promissory Notes Offering Warrants to purchase up to 63,479 shares of common stock at an exercise price of $2.42 per share. The Convertible Promissory Notes Offering Warrants expire on April 17, 2029. The Convertible Promissory Notes Offering Warrants include customary anti-dilution provisions. As of December 31, 2024, 62,388 of 63,479 warrants exercised into shares of common stock.
6.    STOCKHOLDERS’ EQUITY (DEFICIT)
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the Company’s board of directors.
The Company is authorized to issue 10,000,000 and 300,000,000 shares of preferred stock and common stock, par value $0.0001 per share.
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
Transactions
In April 2024, the Company issued 10,000,000 shares of common stock for gross proceeds of $40,000,000, or $4.00 per share, pursuant to the Offering. In connection with the Offering, the Company incurred $4,150,864 in offering costs. In connection with the Offering, the Company issued warrants to purchase 500,000 shares of common stock (the “Representative’s Warrant”). The Representative’s Warrant is exercisable at a per share exercise price equal to $5.00 and became exercisable at any time and from time to time, in whole or in part, on October 14, 2024. The Representative’s Warrant expire on April 17, 2029.

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

Serve Robotics Inc.
Notes to the Consolidated Financial Statements
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
Upon consummation of the Merger, all outstanding SAFEs were converted into 4,372,601 shares of common stock.
Upon consummation of the Merger, the outstanding convertible note was converted into 937,961 shares of common stock (see Note 5).
Upon consummation of the Merger, all shares of Serve Preferred Stock were converted into 7,978,616 shares of common stock.
On October 26, 2023, the Company completed a subsequent closing of the Private Placement and issued 143,531 shares of common stock for gross proceeds of $547,123, or $4.00 per share. The Company received $529,127 in net proceeds.
Restricted Common Stock and Restricted Stock Units
During 2023, the Company issued 338,121 shares of restricted common stock for recourse notes totaling $164,116. The shares were issued with a corresponding note receivable, a recourse loan that was collateralized by the underlying shares. The Company planned to enforce the recourse terms for the holders. As such, in accordance with ASC 505-10-45-2, the Company recognized a subscription receivable of $165,719, inclusive of interest on the note, which was included as a contra-equity on the consolidated balance sheets. The Company recorded a corresponding restricted stock award liability of $162,747 for the potential settlement if the call right for the shares of restricted common stock is exercised and unvested shares repurchased. The Company reduced the liability and increased additional paid-in capital for the value of the note associated with vested shares no longer subject to the call right. In June 2024, the Company forgave one recourse loan, and due to the lack of enforcement, the remaining loans were deemed nonrecourse. Accordingly, the Company extinguished restricted stock award liability and the related subscription receivable related to loans previously classified as recourse loans. In accordance with ASC 718, these actions were deemed award modifications. The Company recognized $204,272 in stock based compensation related to the incremental value of the award and an additional $11,503 related to the change in classification; all of which was included in general and administrative expense in the consolidated statements of operations.
As of December 31, 2024, there were 108,008 shares of common stock issued, that are subject to the non-recourse notes and deemed not outstanding.
As of December 31, 2024 and 2023, the Company repurchased restricted stock awards of 233,208 and 319,118 shares of common stock, respectively, for nominal value.

Serve Robotics Inc.
Notes to the Consolidated Financial Statements
During 2024, the Company issued 5,759,948 of restricted stock units ("RSUs") with vesting periods ranging 1 month to 4 years.

As of December 31, 2024, 377,284 RSUs vested and 5,362,326 RSUs remained outstanding and will vest over approximately 2.94 years.

During 2024 and 2023, the Company recorded stock-based compensation pertaining to vesting of restricted common stock and RSUs of $5,505,883 and $263,893, respectively.

The following table summarizes restricted common stock and RSU activity for the year ended December 31, 2024:

	Restricted Common Stock		Restricted Stock Units
	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value
Nonvested as of December 31, 2023	2,877,761	$0.22	-	$-
Granted	-	-	5,759,948	7.28
Vested	(1,647,754)	-	(377,284)	2.28
Forfeited	(233,208)	-	(20,338)	7.51
Nonvested as of December 31, 2024	996,799	$0.38	5,362,326	$7.49
Warrants
The following is a summary of warrants as of December 31, 2024:

	Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2023	1,090,272	$2.67
Granted	11,019,589	5.92
Exercised	(8,755,939)	5.27
Forfeited	(13,911)	3.89
Outstanding as of December 31, 2024	3,340,011	$6.56

Exercisable as of December 31, 2024	3,340,011	$6.56
The weighted-average remaining term of the warrants outstanding was 6.3 years as of December 31, 2024.
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

The Magna Warrant is exercisable in two equal tranches: (i) the first tranche became exercisable on May 2024; and (ii) the second tranche became exercisable in December 2024. As of December 31, 2024, all Magna Warrants were fully vested.

Serve Robotics Inc.
Notes to the Consolidated Financial Statements
The fair value of the Magna Warrant was $8,566,184, which was valued using the Black-Scholes pricing model using the range of inputs as indicated below:

Risk-free interest rate	4.09%
Expected term (in years)	10.0
Expected volatility	75.0%
Expected dividend yield	—%
The Company recognized 8,566,184 in stock-based compensation expense pertaining to these warrants as of December 31, 2024, based on the vesting conditions noted above and the Company’s estimations of when the services will be completed. The Company recorded the expense to research and development expense in the consolidated statements of operations.
Equity Distribution Agreement
On November 7, 2024, the Company entered into a equity distribution agreement (the “Distribution Agreement”) with Northland Securities, Inc., B. Riley Securities, Inc. and Ladenburg Thalmann & Co. Inc. under which the Company may offer and sell, from time to time in its sole discretion, shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), with aggregate gross sales proceeds of up to $100,000,000 through an “at the market” equity offering program. Under the Distribution Agreement, the Company will set the parameters for the sale of shares. Subject to the terms and conditions of the Distribution Agreement, the Agents may sell the shares by methods deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The Distribution Agreement provides that the Company will pay the Agents a commission of up to 3% of the gross proceeds of any shares of Common Stock sold through the Agents under the Distribution Agreement.
During the twelve months ended December 31, 2024, the Company sold a total of 5,698,992 shares of our common stock under the Equity Distribution Agreement, at a weighted-average price of $14.04 per share, respectively, and raised $80.0 million of gross proceeds. After deducting approximately $2.4 million of commissions and offering costs incurred by the Company, the net proceeds from sales of common stock was $77.6 million during the twelve months ended December 31, 2024. As of December 31, 2024, the Company had approximately $20.0 million of remaining capacity to sell the Company's common stock under the Equity Distribution Agreement. On March 5, 2025 the Company terminated the Equity Distribution Agreement.
7.    STOCK-BASED COMPENSATION
2023 Equity Incentive Plan
The 2023 Equity Incentive Plan (the “2023 Plan”) permits the grant of incentive stock options, nonstatutory stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”) and stock bonus awards (all such types of awards, collectively, “stock awards”).
Subject to adjustments as set forth in the 2023 Plan, the maximum aggregate number of shares of common stock that may be issued under the 2023 Plan will not exceed 7,487,029 shares.
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

Serve Robotics Inc.
Notes to the Consolidated Financial Statements
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
Serve Robotics 2021 Equity Incentive Plan
The Company has adopted the Serve Robotics 2021 Equity Incentive Plan (“2021 Plan”), as amended and restated, which provides for the grant of shares of stock options and stock appreciation rights (“SARs”) and restricted common shares to employees, non-employee directors, and non-employee consultants. The number of shares authorized by the 2021 Plan was 4,870,663 shares as of December 31, 2024. The option exercise price generally may not be less than the underlying stock’s fair market value at the date of the grant and generally have a term of ten years. The amounts granted each calendar year to an employee or non-employee is limited depending on the type of award. Stock options granted under the 2021 Plan typically vest over a four-year period, with a one-year cliff as well as via specified milestones.
As of December 31, 2024, there were approximately 1,590,603 shares available to be issued, including forfeited shares from predecessor plans.
A summary of information related to stock options for the years ended December 31, 2024 and 2023 is as follows:

	Options	Weighted Average Exercise Price	Intrinsic Value
Outstanding as of December 31, 2022	861,309	$0.49	$-
Granted	765,477	$0.75
Exercised	-	-
Forfeited	(111,400)	$0.60
Outstanding as of December 31, 2023	1,515,386	$0.61	$5,111,928
Granted	110,374	$4.05
Exercised	(511,787)	0.71	$6,543,993
Forfeited	(91,682)	$0.77
Outstanding as of December 31, 2024	1,022,291	$0.94	$12,842,790

Exercisable as of December 31, 2024	554,200	$0.95	$6,956,792
Exercisable and expected to vest at December 31, 2024	1,022,291	$0.94	$12,842,790
As of December 31, 2024, the weighted average duration to expiration of outstanding options was 7.55 years.
Stock-based compensation expense for stock options of $360,558 and $280,482 was recognized for the years ended December 31, 2024 and 2023, respectively. Total unrecognized compensation cost related to non-vested stock option awards amounted to approximately $208,126 as of December 31, 2024, which will be recognized over a weighted average period of 1.63 years.

Serve Robotics Inc.
Notes to the Consolidated Financial Statements
The stock options were valued using the Black-Scholes pricing model using the range of inputs as indicated below:

	Years Ended December 31,
	2024	2023
Risk-free interest rate	3.82% - 4.50%	3.58% - 3.91%
Expected term (in years)	5.00-6.27	5.52-6.27
Expected volatility	75.0%	75.0%
Expected dividend yield	0%	0%
The weighted average grant date fair value of options granted during 2024 and 2023 were $2.64 and $0.41, respectively.
Classification
Stock-based compensation expense for stock options and restricted common stock (Note 6) was classified in the statements of operations as follows:

	Years Ended December 31,
	2024	2023
General and administrative	$2,833,862	$59,002
Operations	146,152	49,139
Research and development	11,491,617	416,838
Sales and marketing	83,295	19,396
	$14,554,926	$544,375
8.    INCOME TAXES
Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate primarily to net operating loss carryforwards and temporary differences from capitalized research and development costs under tax purposes. As of December 31, 2024 and 2023, the Company had net deferred tax assets before valuation allowance of $21,403,134 and $14,412,164, respectively. The following table presents the deferred tax assets and liabilities by source:

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$15,003,632	$11,896,550
Capitalized research and development costs	5,988,286	2,516,557
Other temporary differences	411,216	(943)
Valuation allowance	(21,403,134)	(14,412,164)
Net deferred tax assets	$-	$-
The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The Company assessed the need for a valuation allowance against its net deferred tax assets and determined a full valuation allowance is required due to taxable losses for the periods ended 2024 and 2023, cumulative losses through December 31, 2024, and no history of generating taxable income. Therefore, valuation allowances of $21,403,134 and $14,412,164 were recorded as of December 31, 2024 and 2023, respectively. Valuation allowance increased by $6,990,970 and $5,385,725 during the periods ended December 31, 2024 and 2023, respectively.

Serve Robotics Inc.
Notes to the Consolidated Financial Statements
Deferred tax assets were calculated using the Company’s combined effective tax rate, which it estimated to be 28.0%. The effective rate is reduced to 0% due to the full valuation allowance on its net deferred tax assets.
The Company’s ability to utilize net operating loss carryforwards will depend on its ability to generate adequate future taxable income. At December 31, 2024 and 2023, the Company had net operating loss carryforwards available to offset future taxable income in the amount of $53,535,239 and $42,321,416, respectively, and net operating loss carryforwards do not expire under current tax regulations.
The Company has evaluated its income tax positions and has determined that it does not have any uncertain tax positions. The Company will recognize interest and penalties related to any uncertain tax positions through its income tax expense.
The Company may in the future become subject to federal, state and local income taxation though it has not been since its inception, other than minimum state tax. The Company is not presently subject to any income tax audit in any taxing jurisdiction, though its 2021-2024 tax years remain open to examination.
9.    COMMITMENTS AND CONTINGENCIES
Operating Leases – Right of Use Asset and Liability
The Company has leases for office and warehouse space with monthly payments ranging from $9,514 to $18,937, and terms expiring through March 2028. The Company also has leases for cargo vans, each with a monthly payment of $1,450, and terms expiring through December 2026.
The components of lease costs are as follows:

	Financial Statement Line Item	Years Ended December 31,
Type		2024	2023
Operating lease	General and administrative	$55,978	$49,810
Operating lease	Operations	719,253	665,961
Operating lease	Research and development	241,630	217,890
Total lease costs		$1,016,861	$933,661
Supplemental cash flow information related to leases are as follows:

	Years Ended December 31,
	2024	2023
Operating cash flows paid for operating leases	$593,184	$550,470
Right-of-use assets obtained in exchange for operating lease obligations	$1,577,867	$-
Supplemental information related to leases are as follows:

	December 31,
	2024	2023
Weighted-average remaining lease term (in years)	2.65	1.30
Weighted-average discount rate	7.24%	7.25%

Serve Robotics Inc.
Notes to the Consolidated Financial Statements
Future annual minimum payments under operating leases as of December 31, 2024, are as follows:

2025	$811,919
2026	658,770
2027	462,028
2028	68,054
Total undiscounted future cash flows	2,000,771
Less: imputed interest	(221,423)
Total	$1,779,348
Finance Lease – Failed Sales-Leaseback
In November 2022, the Company entered into a lease agreement with Farnam Capital for its robot assets. As per ASC 842-40-25-1, the transaction was considered a failed sales-leaseback and therefore the lease was accounted for as a financing agreement. The equipment, subject to the lease agreement, is held as collateral. The net book value of such collateral is zero. The outstanding liability at December 31, 2024 was $564,383. The Company has the option to purchase the assets at the end of the lease for 45% of the original equipment cost.
Non-Cancellable Purchase Commitments
The Company has non-cancelable purchase commitments, which primarily relate to the manufacturing of robot assets and software and storage services. These purchase commitments are not recorded as liabilities on the consolidated balance sheet as of December 31, 2024 as the Company has not yet received the related services.
As of December 31, 2024, the future annual minimum payments under the Company's non-cancelable purchase commitments were as follows:

Year Ending December 31,	Amount
2025	$3,310,484
2026	146,631
2027	87,472
Total future minimum payments	$3,544,587
On December 31, 2021, the Company entered into a strategic non-cancellable supply agreement with a manufacturer of component parts used for the Company’s robot assets. The agreement was amended in January 2024, and increased the total purchase commitment of $6.83 million in purchases over a two-year period ending December 2025. As of December 31, 2024, the Company has $3.25 million in remaining commitment under this supply contract. The vendor has the right to invoice the Company for any shortfall at December 31, 2025 met. The Company has minimum spend agreements related to simulation software and storage services. The purchase commitments extend for a period of two to three years.
Contingencies
The Company may be subject to pending legal proceedings and regulatory actions in the ordinary course of business. The results of such proceedings cannot be predicted with certainty, but the Company does not anticipate that the final outcome arising out of any such matters will have a material adverse effect on its business, financial condition or results of operations.
10.    SUBSEQUENT EVENTS
On January 7, 2025, the Company entered into a securities purchase agreement with a certain institutional investor pursuant to which the Company agreed to issue and sell, in a registered direct offering an aggregate of 4,210,525 shares of the Company’s common stock, $0.0001 par value per share at a price of $19.00 per Share. The gross proceeds to the Company

Serve Robotics Inc.
Notes to the Consolidated Financial Statements
from the Registered Direct Offering were approximately $80 million, before deducting the placement agents’ fees and other offering expenses payable by the Company.
A total of 573,574 warrant were exercised on January 3, 2025, and an additional 573,574 warrants were exercised on January 6, 2025. Total proceeds from both exercises were approximately $11.5 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision of and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2024, the end of the period covered by this report on Form 10-K. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
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
As of December 31, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective.
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
As discussed elsewhere in this report, we consummated the Merger on July 31, 2023, pursuant to which we acquired Serve and its subsidiary. Prior to the Merger, we were a “shell company” (as defined in Rule 12b-2 under the Exchange Act). As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as our operations prior to the Merger were insignificant compared to those of the consolidated entity post-Merger. The design of our internal control over financial reporting following the Merger has required and will continue to require significant time and resources from management and other personnel. Because of this, the design and ongoing development of our framework for implementation and evaluation of internal control over financial reporting is in its preliminary stages. If management were to conduct an assessment regarding our internal control over financial reporting, however, its scope would include the criteria set forth by the Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on an initial assessment, we concluded that our internal control over financial reporting was not effective as of December 31, 2024, because of the material weakness described below.

Material Weaknesses in Internal Control Over Financial Reporting
Although management did not conduct a formal assessment of internal control over financial reporting, in connection with the audits of our consolidated financial statements for the years ended December 31, 2024, and 2023, management has identified material weaknesses in internal control over financial reporting. Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties. Therefore, management concluded that we did not have a comprehensive and formalized accounting and financial reporting policies and procedures manual which details the information needed for our financial reporting process and that we did not have a robust review process by which management could monitor for potential errors or technical accounting requirements, which have resulted in material weaknesses in internal control over financial reporting as of December 31, 2024.
The material weaknesses above did not result in a misstatement to the consolidated financial statements.
In response, our management team has established a remediation plan to address the previously disclosed material weaknesses. During 2024, we hired more qualified personnel including a Chief Financial Officer, Corporate Controller, and VP of Security. Our plan during 2025 will include establishing more robust processes to support our internal control over financial reporting, which includes designing and implementing controls and processes to facilitate effective financial reporting, along with accurate documentation and timely support.

The Company is committed to remediating the material weaknesses and the actions the Company is taking are subject to ongoing senior management review, as well as oversight from the Company’s Board of Directors. The Company will not be able to fully remediate these material weaknesses until these steps have been completed and operate effectively for a sufficient period of time. The Company may also identify additional measures that may be required to remediate the material weaknesses in the Company’s internal control over financial reporting, necessitating further action.

Changes in Internal Controls over Financial Reporting
During the quarter ended December 31, 2024, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
During the fiscal quarter ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
The following table provides information regarding our executive officers and directors as of December 31, 2024:

Name	Age	Positions
Executive Officers
Ali Kashani	40	Chief Executive Officer and Chairman of the Board
Touraj Parang	52	President, Chief Operating Officer and Director
Brian Read	35	Chief Financial Officer

Non-Employee Directors
David Goldberg(1)(2)	43	Director
Sarfraz Maredia	41	Director
Lily Sarafan(2)(3)	42	Director
Olivier Vincent(2)(3)	60	Director
(1)Member of the nominating and governance committee.
(2)Member of the audit committee.
(3)Member of the compensation committee.
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
Brian Read has served as Serve’s Chief Financial Officer since April 2024. Prior to Serve, Mr. Read served as a Controller for Apptronik Inc. from April 2023 to April 2024, as a Global Controller at REE Automotive Ltd. (Nasdaq: REE) from February 2021 to March 2023 and as an Assistant Global Controller at Coherent Corp. (NYSE: COHR) from January 2019 to January 2021. Mr. Read was also an associate and senior associate at PricewaterhouseCoopers LLP from July 2011 to January 2017. Mr. Read holds a Bachelor of Science in Business Administration (Accounting) from Duquesne University and is a Certified Public Accountant (Pennsylvania).
Non-Employee Directors
David Goldberg has served as a member of Serve's Board since July 2024. Mr. Goldberg most recently served as a consultant to our Company from September 2023 to March of 2024. He is currently a Vice President at Magna International. Prior to that, he was the Chief Financial Officer of REE Automotive, Ltd. (Nasdaq: REE), an electric vehicle developer and manufacturer, from February 2022 to March 2023. Before joining REE Automotive, Mr. Goldberg had various roles at Magna International, including SVP – Corporate Development from January 2021 to January 2022 and VP – Finance and Corporate Development from May 2018 to December 2020. Mr. Goldberg has a degree in Business

Administration from the Ivey Business School at Western University. We believe that Mr. Goldberg is qualified to serve on our board of directors due to his experience and expertise in the automotive and mobility industries.
Sarfraz Maredia has served as a member of Serve's Board since July 2023. Since September 2014, Mr. Maredia has been employed at Uber, most recently as Vice President for Delivery and Head of Americas at Uber, where he leads the largest segment of Uber Eats’ marketplace business across the United States, Canada, and Latin America as well as overseeing Postmates. In September 2011, Mr. Maredia joined IQVIA (formerly IMS Health), a global information and technology services company focused on healthcare, where he was promoted to and served as Vice President of Corporate Development until September 2014. He previously advised technology clients as a management consultant at Bain & Company and worked as a private equity and public markets investor at TPG and Dodge & Cox, respectively. Mr. Maredia received his Bachelor’s Degree in Finance from the University of Texas at Austin. We believe that Mr. Maredia’s unique position leading one of the world’s largest on-demand delivery platforms, and his experience in leadership, operations, finance, and technology qualify him to serve on the Board.
Lily Sarafan has served as a member of Serve's Board since December 2024. In 2005, Ms. Sarafan co-founded TheKey, one of the largest and most trusted in-home care provider networks, where she served as chief executive through December 2020, and since then has served as executive chair. She has been recognized as an EY Entrepreneur of the Year, a Fortune 40 Under 40, Women Health Care Executives' Woman of the Year, and a Henry Crown Fellow of the Aspen Institute. Ms. Sarafan currently serves on the boards of Instacart (Nasdaq: CART), Thumbtack and Kyo, as well as on the board of trustees of Stanford University. Ms. Sarafan holds an M.S. in Management Science and Engineering and a B.S. in Science, Technology, and Society from Stanford University.
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
Board Composition
Our Board currently consists of six members: David Goldberg, Ali Kashani, Sarfraz Maredia, Touraj Parang, Lily Sarafan and Olivier Vincent.
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
Classified Board of Directors
Our Board consists of six members, divided into three classes of directors, designated Class I, Class II and Class III, with staggered three-year terms. At each annual meeting of stockholders, a class of directors will be elected for a three-year term to succeed the same class whose term is then expiring. As a result, only one class of directors will be elected at each annual meeting of our stockholders, with the other classes continuing for the remainder of their respective three-year terms. Our current directors are divided among the three classes as follows:
•the Class I directors are Sarfraz Maredia and David Goldberg, and their terms will expire at the 2027 annual meeting of stockholders;

•the Class II directors are Lily Sarafan and Olivier Vincent, and their terms will expire at the 2025 annual meeting of stockholders; and
•the Class III directors are Ali Kashani and Touraj Parang, and their terms will expire at the 2026 annual meeting of stockholders.
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

Audit Committee
Our audit committee is composed of Mr. Goldberg, Ms. Sarafan and Mr. Vincent. Mr. Goldberg is the chair of our audit committee. Each member of our audit committee is financially literate. Our Board has determined that each member of our audit committee is independent within the meaning of the Nasdaq director independence standards and applicable rules of the SEC for audit committee members. Our Board has also determined that Mr. Goldberg qualifies as an “audit committee financial expert” under the rules of the SEC.
The primary purpose of our audit committee is to discharge the responsibilities of the Board with respect to our corporate accounting and financial reporting processes, systems of internal control and financial statement audits and to oversee our independent registered public accounting firm. The principal functions of our audit committee include, among other things:
•helping the Board oversee our corporate accounting and financial reporting processes;
•managing the selection, engagement, qualifications, independence, and performance of a qualified firm to serve as the independent registered public accounting firm to audit our financial statements;
•reviewing and discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, our interim and year-end operating results;
•obtaining and reviewing a report by the independent registered public accounting firm at least annually that describes our internal quality control procedures, any material issues with such procedures and any steps taken to deal with such issues when required by applicable law;
•establishing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;
•overseeing our policies on risk assessment and risk management;
•overseeing compliance with our code of business conduct and ethics;
•reviewing related person transactions; and
•approving or, as required, pre-approving audit and permissible non-audit services to be performed by the independent registered public accounting firm.
Compensation Committee
Our compensation committee is composed of Ms. Sarafan and Mr. Vincent. Mr. Vincent is the chair of our compensation committee. The primary purpose of our compensation committee is to discharge the responsibilities of the Board in overseeing our compensation policies, plans and programs and to review and determine the compensation to be paid to our executive officers, directors and other senior management, as appropriate. The principal functions of our compensation committee include, among other things:
•reviewing, approving and determining, or making recommendations to the Board regarding, the compensation of our chief executive officer, other executive officers and senior management;
•reviewing, evaluating and recommending to the Board succession plans for our executive officers;
•reviewing and recommending to the Board the compensation paid to our non-employee directors;
•administering our equity incentive plans and other benefit programs;
•reviewing, adopting, amending and terminating incentive compensation and equity plans, severance agreements, profit sharing plans, bonus plans, change-of-control protections and any other compensatory arrangements for our executive officers and other senior management; and
•reviewing and establishing general policies relating to compensation and benefits of our employees, including our overall compensation philosophy.

Each member of our compensation committee is a non-employee director as defined in Rule 16b-3 of the Exchange Act. Our Board has also determined that each member of our compensation committee is also an independent director within the meanings of Nasdaq’s director independence standards and applicable SEC rules.
Nominating and Governance Committee
Our nominating and governance committee is composed of David Goldberg who also serves as the chair of our nominating and governance committee. Our nominating and governance committee’s principal functions include, among other things:
•identifying and evaluating candidates, including the nomination of incumbent directors for reelection and nominees recommended by stockholders, to serve on the Board;
•considering and making recommendations to the Board regarding the composition and chairmanship of the committees of the Board;
•instituting plans or programs for the continuing education of the Board and the orientation of new directors;
•developing and making recommendations to the Board regarding corporate governance guidelines and matters;
•overseeing our corporate governance practices;
•overseeing periodic evaluations of the Board’s performance, including committees of the Board; and
•contributing to succession planning.
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
To our knowledge, based solely upon a review of Forms 3, 4, and 5 filed with the SEC during the fiscal year ended December 31, 2024, we believe that our directors, executive officers, and greater than 10% beneficial owners have complied with all applicable filing requirements during the fiscal year ended December 31, 2024, except for the following.

Name of Reporting Person	Type of Report Filed Late	Number of Transactions Reported Late
NVIDIA Corporation	Form 3	1(1)
NVIDIA Corporation	Form 4	1(2)
Ali Kashani	Form 4	1(3)
Touraj Parang	Form 4	1(4)
Euan Abraham	Form 4	1(5)
James Buckly Jordan	Form 4	2(6)

Olivier Vincent	Form 4	1
Ali Pourdad	Form 4	1

(1)Form 3 filed on July 18, 2024.
(2)Form 4 filed on July 18, 2024.
(3)Form 4 filed on September 6, 2024.
(4)Form 4 filed on September 6, 2024.
(5)Form 4 filed on September 6, 2024.
(6)Form 4 filed on December 6, 2024.

Item 11. Executive Compensation
Information with respect to the Company’s directors and executive officers after the closing of the Merger is described in the Part III, Item 10. Directors, Executive Officers and Corporate Governance of this report.
Non-Employee Director Compensation Policy
On November 22, 2024, we adopted our Amended and Restated Outside Director Compensation Policy (the “Director Compensation Policy”), effective as of November 22, 2024, pursuant to which we pay each non-employee director annual cash retainers and equity awards, as further described below.
Pursuant to the Director Compensation Policy, each non-employee director is entitled to receive an annual cash retainer for service on the Board and an additional annual cash retainer for service on each committee on which the non-employee director is a member. All annual cash retainers are paid quarterly in arrears. In addition, James Buckly Jordan, Ali Pourdad and Olivier Vincent each received an initial cash compensation in the amount of $11,250 on March 31, 2024. No compensation had previously been paid to our non-employee directors.
The fees paid to non-employee directors for service on the Board and for service on each committee of the Board of which the non-employee director is a member are as follows:
Annual Board Member Service Retainer
•All non-employee directors: $20,000
Annual Committee Member Service Retainer
•Member of the Audit Committee: $5,000
•Member of the Compensation Committee: $5,000
•Member of the Nominating and Corporate Governance Committee: $5,000
The Director Compensation Policy provides that at each annual stockholder meeting following a non-employee director’s appointment to the Board and subject to such non-employee director’s service on the Board since December 31st of the calendar year prior to such annual meeting, each non-employee director will be granted an award of 20,000 restricted stock units under the 2023 Plan, which will vest in full upon the earlier of the first anniversary of the date of grant or the next annual stockholder meeting, subject to the applicable non-employee director’s continuous service through the applicable vesting date; provided that if we do not have an effective Form S-8 registration statement on file with the SEC with sufficient shares available to cover the applicable equity award as of the date such award is granted (an “Effective S-8”), the grant of such equity award shall be delayed until such time there is an Effective S-8.
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
Director Compensation Table

The following table sets forth certain information concerning compensation earned by the Company’s non-employee directors for services rendered as a director during the year ended December 31, 2024:

Name	Fees earned or paid in cash ($)		Stock Awards ($) (1)		Option Awards ($) (2)		Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
David Goldberg	188,225	(8)	433,100	(3)	—		—	—	—	621,325
Sarfraz Maredia	—		—		—		—	—	—	—
Lily Sarafan	2,201		173,600	(4)	—		—	—	—	175,801
Olivier Vincent	30,000		—		41,200	(5)	—	—	—	71,200
James Buckly Jordan	27,799		—		41,200	(6)	—	—	—	68,999
Ali Pourdad	16,775		—		41,200	(7)	—	—	—	57,975
(1)Amounts reflected in this column represent the grant date fair value of restricted stock units. The grant date fair value is measured based on the closing price of our common stock on the date of grant in accordance with FASB ASC Topic 718. The valuation methodology and assumptions used in determining such amounts are described in Note 7 of the Company’s financial statements for the year ended December 31, 2024.
(2)Amounts reflected in this column represent the grant date fair value of options to purchase common stock computed in accordance with FASB ASC Topic 718. The valuation methodology and assumptions used in determining such amounts are described in Note 7 of the Company’s financial statements for the year ended December 31, 2024.
(3)The grant date fair value of Mr. Goldberg's Stock Awards of $433,100 consists of amounts granted for his services as follows: $257,500 attributable to 50,000 restricted stock units granted in connection with his role as a consultant and $175,600 attributable to 20,000 restricted stock units granted to Mr. Goldberg as a member of the Board of Directors.
(4)The amount represents the grant date fair value of 20,000 restricted stock units award granted on December 4, 2024, which is scheduled to vest in full on the earlier to occur of (i) the Company's next annual shareholder meeting or (ii) December 4, 2025.
(5)The amount represents the grant date fair value of an option to purchase 20,000 shares of common stock granted on April 18, 2024, all of which were outstanding as of December 31, 2024. The option is scheduled to vest in full on April 18, 2025.
(6)The amount represents the grant date fair value of an option to purchase 20,000 shares of common stock granted on April 18, 2024, which was scheduled to vest in full on April 18, 2025. Upon Mr. Jordan's resignation in December 2024, the options were forfeited.
(7)The amount represents the grant date fair value of an option to purchase 20,000 shares of common stock granted on April 18, 2024, all of which were outstanding as of December 31, 2024. The vesting of the option was fully accelerated upon Mr. Pourdad's resignation on July 22, 2024.
(8)Mr. Goldberg's fees earned or paid in cash amount consists of (i) $175,000 in consulting fees paid to Mr. Goldberg for services provided to the Company as a consultant and (ii) $13,225 of fees paid to Mr. Goldberg in connection with his role as a member of the Board of Directors.
Executive Compensation
Throughout this section, unless otherwise noted, “we,” “us,” “our,” “Company” and similar terms refer to Serve prior to the closing of the Merger, and to the Company and its subsidiaries after the closing of the Merger.

This section discusses the material components of the executive compensation program for the Company’s named executive officers who appear in the “2024 Summary Compensation Table” below. In 2024, the “named executive officers” and their positions with the Company were as follows:
•Ali Kashani: Chief Executive Officer
•Touraj Parang: President & Chief Operating Officer
•Brian Read: Chief Financial Officer
This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from the currently planned programs summarized in this discussion.
2024 Summary Compensation Table
The following table sets forth the portion of compensation paid to the named executive officers for the fiscal years ended December 31 2024 and 2023.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ali Kashani	2024	236,667	—	8,445,000	—	—	—	—	8,681,667
Chief Executive Officer	2023	105,738	—	—	36,984	—	—	—	142,722
Touraj Parang	2024	328,333	—	3,009,064	—	—	—	—	3,337,397
President & Chief Operating Officer	2023	238,500	—	—	11,655	—	—	—	250,155
Brian Read	2024	168,561	25,000	1,461,900	—	—	—	—	1,655,461
Chief Financial Officer
(1)Amounts reflected in this column represent the grant date fair value of restricted stock units. The grant date fair value is measured based on the closing price of our common stock on the date of grant in accordance with FASB ASC Topic 718. The valuation methodology and assumptions used in determining such amounts are described in Note 7 of the Company’s financial statements for the year ended December 31, 2024.
(2)Amounts reflected in this column represent the grant date fair value of options to purchase common stock computed in accordance with FASB ASC Topic 718. The valuation methodology and assumptions used in determining such amounts are described in Note 7 of the Company’s financial statements for the year ended December 31, 2024.
Salaries
In fiscal year 2024, Dr. Kashani, Mr. Parang, and Mr. Read received an annual salary of $236,667, $328,333, and $168,561, respectively, to compensate them for services rendered to Serve. In fiscal year 2023, Dr. Kashani and Mr. Parang received an annual base salary of $105,738 and $238,500, respectively, to compensate them for services rendered to Serve. The salary payable to each of Dr. Kashani and Mr. Parang was intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities.
Equity Awards
On June 6, 2023, Dr. Kashani and Mr. Parang were each granted an option to purchase 45,182 and 11,403 shares of Serve common stock, which fully vested on the one-month anniversary of the closing of the Merger, subject to the executive’s continued employment through the vesting date. In addition, on June 6, 2023, Dr. Kashani and Mr. Parang were each granted an option to purchase 19,373 and 8,451 shares of Serve common stock, which are scheduled to vest as to 1/48th of the option shares on July 1, 2023 and monthly thereafter, subject to the executive’s continued employment through each vesting date.
On April 3, 2024, Mr. Read was awarded a restricted stock unit grant of 240,000 shares of Serve common stock scheduled to vest as to 25% of the shares on April 29, 2025 and as to 1/48th of the shares monthly over the 36 month-period thereafter, subject to the executive’s continued employment through each vesting date. On June 11, 2024, Dr. Kashani and Mr. Parang were each awarded a restricted stock unit grant of 60,000 and 12,857 shares of Serve common stock, scheduled to vest on a monthly basis through May 1, 2025.
On September 5, 2024, Dr. Kashani, Mr. Parang and Mr. Read were each awarded a restricted stock unit grant of 1,100,000, 395,000, and 30,000 shares of Serve common stock, scheduled to vest as to 33% of the shares on September 5, 2025 and as to 1/36th of the shares monthly over the remaining 24-month period thereafter.
Description of the 2021 Stock Plan
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
Benefits
In 2024 and 2023, the Company provided benefits to its named executive officers on the same basis as provided to all of its employees, including medical, dental, vision, life and AD&D, and short- and long-term disability insurance, flexible spending accounts, vacation and paid holidays. The named executive officers are also eligible to participate in the Company’s 401(k) plan.
Outstanding Equity Awards at 2024 Fiscal Year-End
The following table sets forth information regarding each unexercised stock option or unvested stock award held by each named executive officer as of December 31, 2024.

	Option Awards(1)							Stock Awards(2)
Name	Grant Date		Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)(3)	Option expiration date ($)	Number of shares that have not vested (#)		Market value of shares that have not vested ($)(4)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Ali Kashani	6/7/2023	(11)	—	12,109	—	0.9447	6/6/2028	—		—	—	—
	4/7/2021		—	—	—	—	—	281,225	(6)	$3,796,538	—	—
	4/7/2021		—	—	—	—	—	58,143	(5)	$784,931	—	—
	6/11/2024		—	—	—	—	—	25,000	(7)	$337,500	—	—
	9/5/2024		—	—	—	—	—	1,100,000	(8)	$14,850,000	—	—
Touraj Parang	6/7/2023	(11)	176	5,282	—	0.8588	6/6/2033	—		—	—	—
	4/7/2021		—	—	—	—	—	100,343	(6)	1,354,631	—	—
	4/7/2021		—	—	—	—	—	32,946	(9)	444,771	—	—
	6/11/2024		—	—	—	—	—	5,358	(7)	72,333	—	—
	9/5/2024		—	—	—	—	—	395,000	(8)	5,332,500	—	—
Brian Read	9/5/2024		—	—	—	—	—	30,000	(8)	405,000	—	—
	4/3/2024		—	—	—	—	—	240,000	(10)	3,240,000	—	—
(1)All stock options above cover shares of our common stock following the closing of the Merger and were granted under the 2021 Stock Plan.
(2)All restricted shares listed above cover shares of our common stock following the closing of the Merger and were granted under the 2021 or 2023 Stock Plan.
(3)This column represents the fair market value of a share of Serve common stock on the date of grant, as determined by the Serve board of directors.

(4)This column represents the total value of the number of unvested restricted shares outstanding as of December 31, 2024, multiplied by $13.50, which is the per share value of Serve common stock as of December 31, 2024.
(5)The restricted shares are subject to a 4-year vesting schedule, with 25% of the shares vesting on February 18, 2022 and 1/48th of the shares vesting monthly over the remaining 36 month-period thereafter.
(6)The restricted shares are subject to a 4-year vesting schedule running from the date the Board retroactively determined that vesting should run regardless of Milestone achievement, with 1/48th of the shares vesting on July 15, 2022 and monthly thereafter.
(7)The restricted stock units vest as to 1/12th of the total number of shares on June 1, 2024, and an additional 1/12th of the total number of shares will vest on the same day of each month thereafter.
(8)The restricted stock units will vest as to 1/3rd of the total number of shares on September 5, 2025 and 1/36th of the total number of shares on the same day of each month thereafter.
(9)The restricted shares are subject to a 4-year vesting schedule, with 25% of the shares vesting on March 22, 2022 and 1/48th of the shares vesting monthly over the remaining 36 month-period thereafter.
(10)The restricted stock units are subject to a 4-year vesting schedule, with 25% of the shares vesting on April 29, 2025 and 1/48th of the shares vesting monthly over the remaining 36 month-period thereafter.
(11)The options are subject to a 4-year vesting schedule, with 1/48th of the option shares vesting on July 1, 2023 and monthly thereafter.
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
Brian Read Offer Letter
On April 8, 2024, Serve entered into an offer letter whereby Brian Read agreed to serve as the Company’s Chief Financial Officer beginning April 29, 2024 pursuant to which Mr. Read is entitled to an annual base salary of $250,000 per year (the "Brian Read Offer Letter").

Mr. Read is eligible to participate in the Company employee benefits plans maintained by the Company and generally made available to similarly situated employees. Mr. Read’s employment is “at-will” and may be terminated by either party at any time.
Mr. Read will continue to be employed by the Company under the terms of his offer letter with the Company.
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
Brian Read Offer Letter
In the case of Mr. Read’s Involuntary Termination or Resignation for Good Reason (each as defined in the Brian Read Offer Letter) prior to April 29, 2025 he will be entitled to pro rata acceleration of his initial grant of restricted stock units representing 240,000 shares of the Common Stock (the “Equity Award”) based on the number of months of service he has provided to the Company. The Equity Award is subject to the terms of the Company’s 2023 Equity Incentive Plan (as amended from time to time), the Company’s standard award agreements, and the Company’s clawback policies.
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

Insider Trading Policy

We are committed to promoting high standards of ethical business conduct and compliance with applicable laws, rules and regulations. As part of this commitment, we have adopted our Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. A copy of our Insider Trading Policy, including any amendments thereto, is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

Our policy is to not grant stock options or similar awards in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common stock, such as a significant positive or negative earnings announcement, and not time the public release of such information based on stock option grant dates. In addition, it is our policy to not grant stock options or similar awards during periods in which there is material nonpublic information about our company, including (i) during “blackout” periods or outside a “trading window” established in connection with the public release of earnings information under our insider trading policy (each, a “Blackout”) or (ii) at any time during the four business days prior to or the one business day following the filing of our periodic reports or the filing or furnishing of a Form 8-K that discloses material nonpublic information (each, a “Filing Window”). These restrictions do not apply to RSUs or other types of equity awards that do not include an exercise price related to the market price of our common stock on the date of grant.

Our executive officers are not permitted to choose the grant date for their individual stock option grants.

During the period covered by this report, we have not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.
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

Lapsed Awards
To the extent, stock awards or awards or shares issued under the 2021 Plan that are assumed by the Company pursuant to the Merger Agreement (“Existing Plan Awards”) expire or are forfeited or become unexercisable for any reason without having been exercised in full, or are surrendered pursuant to an exchange program (as defined in the 2023 Plan), the unissued shares that were subject thereto shall continue to be available under the 2023 Plan for issuance pursuant to future stock awards. In addition, any shares which are retained by us upon exercise of a stock award or Existing Plan Award in order to satisfy the exercise or purchase price for such stock award or Existing Plan Award or any withholding taxes due with respect to such stock award or Existing Plan Award shall be treated as not issued and shall continue to be available under the 2023 Plan for issuance pursuant to future stock awards. Shares issued under the 2023 Plan or an Existing Plan Award and later forfeited to us due to the failure to vest or repurchased by us at the original purchase price paid to us for the shares (including without limitation upon forfeiture to or repurchase by us in connection with a participant ceasing to be a service provider) shall again be available for future grant under the 2023 Plan. To the extent a stock award under the 2023 Plan or Existing Plan Award is paid out in cash rather than shares, such cash payment will not result in reducing the number of shares available for issuance under the 2023 Plan.
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
Administration
The 2023 Plan is administered by our Board or a committee thereof, which committee will be constituted to satisfy applicable laws (the “Plan Administrator”). To the extent desirable to qualify transactions under the 2023 Plan as exempt under Rule 16b-3 of the Exchange Act, the transactions contemplated under the 2023 Plan will be structured to satisfy the requirements for exemption under Rule 16b-3.
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
The Plan Administrator will, in its sole discretion, determine the performance goals, if any, applicable to any stock award (including any adjustment(s) thereto that will be applied in determining the achievement of such performance goals) on or prior to the Determination Date (as defined in the 2023 Plan). The performance goals may differ from participant to participant and from stock award to stock award. The Plan Administrator shall determine and approve the extent to which such performance goals have been timely achieved and the extent to which the shares subject to such stock award have thereby been earned. Please refer to the discussion below under “Performance Goals” for more information.
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
At the time a stock option is granted, the Plan Administrator will fix the period within which the stock option may be exercised and will determine any conditions that must be satisfied before the stock option may be exercised. A stock option may become exercisable upon completion of a specified period of service with us or one of our affiliates and/or based on the achievement of performance goals during a performance period as set out in advance in the participant’s award agreement. If a stock option is exercisable based on the satisfaction of performance goals, then the Plan Administrator will: (x) determine the nature, length and starting date of any performance period for such stock option; (y) select the performance goals to be used to measure the performance; and (z) determine what additional vesting conditions, if any, should apply. Please refer to the discussion below under “Performance Goals” for more information. The Plan Administrator will also determine the acceptable form of consideration for exercising a stock option, including the method of payment.

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
Stock Appreciation Rights (SARs)
The Plan Administrator will determine the terms and conditions of each SAR, provided that the exercise price for each SAR will be no less than 100% of the fair market value of the underlying shares of common stock on the date of grant. An SAR may become exercisable upon completion of a specified period of service with us or one of our affiliates and/or based on the achievement of performance goals during a performance period as set out in advance in the participant’s award agreement. If an SAR is exercisable based on the satisfaction of performance goals, then the Plan Administrator will: (x) determine the nature, length and starting date of any performance period for such SAR; (y) select the performance goals to be used to measure the performance; and (z) determine what additional vesting conditions, if any, should apply. Please refer to the discussion below under “Performance Goals” for more information. Upon exercise of an SAR, a participant will receive payment from us in an amount determined by multiplying the difference between the fair market value of a share on the date of exercise over the exercise price by the number of shares with respect to which the SAR is exercised. SARs may be paid in cash or shares of common stock, as determined by the Plan Administrator. SARs are exercisable at the times and on the terms established by the Plan Administrator.
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
In determining whether restricted stock or RSUs should be granted, and/or the vesting schedule for such a stock award, the Plan Administrator may impose whatever conditions on vesting as it determines to be appropriate. For example, the Plan Administrator may determine to grant restricted stock or RSUs only if performance goals established by the Plan Administrator are satisfied. Any performance goals may be applied on a Company-wide or an individual business unit basis, as determined by the Plan Administrator. Please refer to the discussion below under “Performance Goals” for more information.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information with respect to the beneficial ownership of our common stock as of February 24, 2025 by:
•each of our named executive officers;
•each of our directors;
•all of our current directors and executive officers as a group; and
•each person, or group of affiliated persons, who beneficially owned more than 5% of our common stock.
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
The percentage of shares beneficially owned is computed on the basis of 56,892,029 shares of common stock outstanding as of February 24, 2025. Unless otherwise indicated, the address of each beneficial owner in the table below is c/o Serve Robotics Inc., 730 Broadway, Redwood City, CA 94063.

	Shares of Common Stock Beneficially Owned
Name	Number	Percentage
5% Stockholders
Postmates, LLC(1)	5,298,833	9.3%

Directors and Named Executive Officers
Ali Kashani(2)	2,150,894	3.8%
Touraj Parang(3)	777,076	1.4%
Olivier Vincent(4)	29,928	*
David Goldberg(5)	21,425	*
Lily Sarafan(5)	18,402	*
Euan Abraham(6)	21,128	*
Brian Read	—	—
Evan Dunn	—	—
Anthony Armenta	—	—
Sarfraz Maredia	—	—
All directors and executive officers as a group (six persons)	3,018,853	5.3%
*Represents beneficial ownership of less than 1% of the outstanding shares of common stock.

(1)Postmates, LLC is the wholly-owned subsidiary of Uber. The address of Uber is 1725 3rd Street, San Francisco, California 94158. The foregoing information is solely from a Schedule 13D reflecting beneficial ownership of the Company's common stock filed on May 8, 2024.
(2)Consists of (i) 1,562,347 shares of common stock held directly by Ali Kashani, (ii) 16,070 shares of common stock held by Nikki Stoddart, the spouse of Dr. Kashani, (iii) 11,718 shares of common stock held by Salma Kashani, (iv) 1,172 shares of common stock held by Ali Sadeghi Hariri, (v) 1,562 shares underlying warrants to purchase common stock which are exercisable within 60 days of February 24, 2025, (vi) 807 shares of common stock underlying options which are or will become exercisable within 60 days of February 24, 2025 and (vii) 10,000 shares of restricted stock units which will become vested within 60 days of February 24, 2025. Dr. Kashani shares control of the shares of common stock held by Ms. Stoddart. 249,978 shares of common stock held by Dr. Kashani are subject to a repurchase option held by the Company in the event that Dr. Kashani’s service with the Company is terminated.
(3)Consists of (i) 608,178 shares of Common stock held by Touraj Parang, (ii) 352 shares of common stock underlying options which are or will become exercisable within 60 days of February 24, 2025 and (iii) 2,143 shares of restricted stock units which will become vested within 60 days of February 24, 2025. 100,176 shares of common stock held by Mr. Parang are subject to a repurchase option held by the Company in the event that Mr. Parang’s service with the Company is terminated.
(4)Consists of (i) 9,928 shares of common stock and (ii) 20,000 shares of of common stock underlying options which are or will become exercisable within 60 days of February 24, 2025.
(5)Consists of shares of common stock.
(6)Consists of (i) 6,231 shares of common stock, (ii) 12,754 shares of of common stock underlying options which are or will become exercisable within 60 days of February 24, 2025 and (iii) 2,143 shares of restricted stock units which will become vested within 60 days of February 24, 2025.
Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information as of December 31, 2024 regarding shares of common stock that may be used under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights and vesting of restricted stock (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	6,913,325	(1)	$0.95	1,590,603	(2)
Equity compensation plans not approved by security holders	--		--	--
Total	6,913,325	(1)	$0.95	1,590,603	(2)
(1)As of December 31, 2024, total number of securities (column (a)) consists of (i) 554,200 shares of common stock issuable upon exercise of options, (ii) 996,799 of restricted stock awards and (iii) 5,362,326 of restricted stock units granted under the 2021 Plan and under the 2023 Plan.
(2)Includes 1,590,603 shares of our common stock available for issuance under the 2023 Plan. The number of shares available for issuance under the 2023 Plan may, at the discretion of the Board or a committee thereof, be increased on October 1st of each fiscal year beginning with the 2023 fiscal year until the 2023 Plan terminates, in each case, in an amount equal to the lesser of (i) at the discretion of our Board, 4% of the shares of common stock issued and outstanding on the last day of the immediately preceding month on a fully-diluted and as-converted basis and (ii) such other number of shares determined by our Board.

See “Description of the 2023 Equity Incentive Plan” under Part III, Item 11. Executive Compensation and Note 10 of Notes to Financial Statements included in Part II, Item 8. Financial Statements and Supplementary Data of this report for additional information about our equity compensation plans and arrangements.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Below, we describe transactions since January 1, 2023, in which the amounts involved exceeded or will exceed the lesser of (i) $120,000 and (ii) 1% of the average total assets of the Company at year end for the last two completed fiscal years, between the Company and any of our directors, executive officers, or beneficial holders of more than 5% of our capital stock. Other than as described below, there have not been transactions to which we have been a party other than compensation arrangements, which are described under “Executive Compensation.”
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
Related Party Transactions with Uber Technologies Inc.
As described elsewhere in this report, Serve is a spin-off of Uber. Serve was initially formed in 2017 as the X division of Postmates, which was acquired by Uber in 2020. Uber holds greater than 5% of our capital stock.
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
(1)The general partner of each of NEO 2.0., L.P. and NEO 2.0a, L.P. is NEO GP. NEO GP and its affiliates held greater than 5% of the pre-Merger capital stock of Serve.
(2)Postmates, LLC is a wholly-owned subsidiary of Uber, which held greater than 5% of the pre-Merger capital stock of Serve. Sarfraz Maredia is VP, Head of Americas, Delivery at Uber and serves as a member of the Serve Board of Directors.
(3)Wavemaker Pacific 4, L.P. held greater than 5% of Serve’s pre-Merger capital stock.
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
Item 14. Principal Accounting Fees and Services
The Company's Board engaged dbbmckennon (“dbbmckennon”) as the independent registered public accounting firm to audit the Company’s financial statements for the fiscal years ending December 31, 2024 and 2023. Set below are aggregate fees billed by dbbmckennon for professional services rendered for the years ended December 31, 2024 and 2023.

	2024	2023
Audit fees (1)	$302,928	$144,507
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	-	-
Total fees	$302,928	$144,507
(1)Audit fees consist of fees billed for professional services rendered by our independent registered public accounting firm for the audit of our annual consolidated financial statements and review of our interim consolidated financial statements or services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements. The fees for the audit services billed and to be billed dbbmckennon for the years ended December 31, 2024 and 2023 amounted to $302,928 and $144,507, respectively.
(2)Audit-related fees consist of fees billed for professional services rendered to provide consent for incorporation by reference of audit reports in certain registration statements and other forms filed with the SEC. here were no fees billed by dbbmckennon for audit-related services for the years ended December 31, 2024 and 2023.
(3)Tax fees consist of fees billed for professional services rendered by our independent registered public accounting firm for tax compliance, tax advice, and tax planning. There were no fees billed by dbbmckennon for tax services for the years ended December 31, 2024 and 2023.

(4)All other fees consist of fees billed for all other services. There were no fees billed by dbbmckennon for other products and services for the years ended December 31, 2024 and 2023.
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
(1)Financial Statements
See “Index to the Consolidated Financial Statements” in Part II, Item 8. Financial Statements and Supplementary Data of this report.
(2)Financial Statement Schedules
All schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is otherwise included.
(3)Exhibits
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

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed with the SEC on August 4, 2023).
4.1	Form of Bridge Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on August 4, 2023).
4.2	Form of Placement Agent A Warrant (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the SEC on August 4, 2023).
4.3#
Common Stock Warrant, dated February 7, 2024, issued by Serve Robotics Inc. to Magna New Mobility USA, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on February 7, 2024).

4.4	Form of August Common Warrant (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on August 28, 2024).
4.5	Form of August Exchange Warrant (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on August 28, 2024).
4.4	Description of Securities (incorporated by reference to Exhibit 4.8 to the Annual Report on Form 10-K filed with the SEC on February 29, 2024).
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

10.3+
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

10.5#
Master Framework Agreement, dated as of September 3, 2021 by and between Uber Technologies, Inc. and the Company (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Registration Statement on Form S-1 filed with the SEC on November 28, 2023).

10.6#
Amendment No. 1 to the Master Framework Agreement, dated as of May 26, 2022 by and between Uber Technologies, Inc. and the Company (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Registration Statement on Form S-1 filed with the SEC on November 28, 2023).

10.7#
Amendment No. 2 to the Master Framework Agreement, dated as of January 12, 2023 by and between Uber Technologies, Inc. and the Company (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the Registration Statement on Form S-1 filed with the SEC on November 28, 2023).

10.8#
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

10.10#
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

10.13#§
Strategic Customer Agreement, dated as of December 31, 2021, by and between Ouster, Inc. and the Company (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K filed with the SEC on August 4, 2023).

10.14#§
First Amendment to the Strategic Customer Agreement, dated as of June 11, 2024, by and between Ouster, Inc. and the Company (incorporated by reference to Exhibit 10.38 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 28, 2024).

10.15#§
Second Amendment to the Strategic Customer Agreement, dated as of June 11, 2024, by and between Ouster, Inc. and the Company (incorporated by reference to Exhibit 10.38 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 28, 2024).

10.16	Form of Pre-Merger Indemnification Agreement (incorporated by reference to Exhibit 10.21 to the Current Report on Form 8-K filed with the SEC on August 4, 2023).
10.17
Subscription Agreement, dated July 31, 2023, by and between the Company and the parties thereto (incorporated by reference to Exhibit 10.22 to the Current Report on Form 8-K filed with the SEC on August 4, 2023).

10.18
Form of Registration Rights Agreement, by and between the Company and the parties thereto (incorporated by reference to Exhibit 10.23 to the Current Report on Form 8-K filed with the SEC on August 4, 2023).

10.19+	2021 Stock Plan and form of award agreements (incorporated by reference to Exhibit 10.24 to the Current Report on Form 8-K filed with the SEC on August 4, 2023).
10.20+	2023 Equity Incentive Plan and form of award agreements (incorporated by reference to Exhibit 10.29 to the Company's report on Form 10-K filed with the SEC on February 29, 2024).
10.21+	Amendment to Serve Robotics Inc.'s 2023 Equity Incentive Plan (incorporated by reference to the Company's Form DEF14A filed with the SEC on June 7, 2024)
10.22#§
Master Services Agreement, dated as of February 1, 2024 and effective as of January 15, 2024, by and between Magna New Mobility USA, Inc. and Serve Operating Co. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 7, 2024).

10.23#
Statement of Work, dated as of February 1, 2024 and effective as of January 15, 2024, by and between Magna New Mobility USA, Inc. and Serve Operating Co. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on February 7, 2024).

10.24#
License and Services Agreement, dated as of February 20, 2024, by and between Magna New Mobility USA, Inc. and Serve Operating Co. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 23, 2024).

10.25*+	Serve Robotics Inc. Amended and Restated Outside Director Compensation Policy.
10.26	Form of July Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on July 23, 2024).
10.27	Form of July Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 23, 2024).
10.28	Form of August Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on August 28, 2024).
10.29	Form of August Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 28, 2024).
16.1
Letter from Grassi & Co., CPAs, P.C. as to the change in certifying accountant, dated August 4, 2023 (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed with the SEC on August 4, 2023).

19.1*	Serve Robotics Inc. Insider Trading Policy

21.1*	Subsidiaries of the Registrant
23.1*	Consent of dbbmckennon
31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)
32.2**	Certification of Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)
97.1	Serve Robotics Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed with the SEC on February 29, 2024)
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*Filed herewith.
**This document is being furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K.
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

SERVE ROBOTICS INC.

Dated: March 6, 2025	By:	/s/ Ali Kashani
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated on the date indicated.

Signature	Title	Date

/s/ Ali Kashani	Chief Executive Officer, and Chairman of the Board of Directors (Principal Executive Officer)	March 6, 2025
Ali Kashani

/s/ Brian Read	Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2025
Brian Read

/s/ Touraj Parang	President and Chief Operating Officer and Director	March 6, 2025
Touraj Parang

/s/ David Goldberg	Director	March 6, 2025
David Goldberg

/s/ Sarfraz Maredia	Director	March 6, 2025
Sarfraz Maredia

/s/ Lily Sarafan	Director	March 6, 2025
Lily Sarafan

/s/ Olivier Vincent	Director	March 6, 2025
Olivier Vincent