Form 10-K/A
period 2024-12-31
Serve Robotics Inc. /DE/
filed 2025-04-02
CIK 1832483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE
Serve Robotics Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to amend its original Annual Report on Form 10-K for the year ended December 31, 2024 originally filed with the Securities and
Exchange Commission (the “SEC”) on March 6, 2025 (the “Original Form 10-K”). This Form 10-K/A should be read in conjunction with the Original Form 10-K and the Company’s subsequent reports filed with the SEC. Except for the information specifically amended and restated herein, this Form 10-K/A has not been updated to reflect events, results or developments that occurred after the date of the Original Form 10-K nor does it change any other disclosures contained in the Original Form 10-K.

This Form 10-K/A is being filed to correct the inadvertent omission of management’s report on internal control over financial reporting in Part II, Item 9A. “Controls and Procedures” of the Original Form 10-K. Accordingly, Part II, Item 9A. “Controls and Procedures” is hereby amended in its entirety. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A revises Part IV. Item 15. “Exhibits and Financial Statements” to include new certifications of the Company’s Chief Executive Officer and Chief Financial Officer filed as exhibits to this Form 10-K/A. Except as described above, no other changes have been made to the Original Form 10-K.

PART II
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2024, the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
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
As of December 31, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15-15(e) promulgated under the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2024.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the consolidated financial statements.

All internal control systems, no matter how well designed, have inherent limitations, so that no evaluation of controls can provide absolute assurance that all control issues are detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, any current evaluation of controls cannot and should not be projected to future periods.
Our management conducted an assessment regarding the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria set forth by the Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management's assessment, we concluded that our internal control over financial reporting was not effective as of December 31, 2024, because of the material weaknesses described below.

Material Weaknesses in Internal Control Over Financial Reporting
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
The material weaknesses above did not result in a misstatement to the Company's consolidated financial statements for the year ended December 31, 2024.
In response to the identification of the material weakness, our management team has established a remediation plan to address the previously disclosed material weaknesses. During 2024, we hired more qualified personnel including a Chief Financial Officer, Corporate Controller, and VP of Security. Our remediation plan during 2025 includes, but is not limited to, establishing more robust processes to support our internal control over financial reporting, which includes designing and implementing controls and processes to facilitate effective financial reporting, along with accurate documentation and timely support.

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

PART IV
Item 15. Exhibits, Financial Statement Schedules
We have filed the following documents as part of this Annual Report on Form 10-K:
(1)Financial Statements
See “Index to the Consolidated Financial Statements” in Part II, Item 8. Financial Statements and Supplementary Data in the Original Form 10-K.
(2)Financial Statement Schedules
All schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is otherwise included.
(3)Exhibits
The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index below.

EXHIBIT INDEX

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)
32.2**	Certification of Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*Filed herewith.
**This document is being furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERVE ROBOTICS INC.

Dated: April 2, 2025	By:	/s/ Ali Kashani
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities indicated on the date indicated.

Signature	Title	Date

/s/ Ali Kashani	Chief Executive Officer, and Chairman of the Board of Directors (Principal Executive Officer)	April 2, 2025
Ali Kashani

/s/ Brian Read	Chief Financial Officer (Principal Financial and Accounting Officer)	April 2, 2025
Brian Read