Form 10-Q
period 2025-03-31
Serve Robotics Inc. /DE/
filed 2025-05-08
CIK 1832483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
As of May 6, 2025, the registrant had 57,123,356 shares of its common stock, par value $0.0001 per share, outstanding.

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
Forward-looking statements include all statements that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “intend,” “seek,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” “might,” “forecast,” “continue,” or the negative of those terms, and similar expressions and comparable terminology intended to reference future periods. Forward-looking statements include, but are not limited to, statements about:
•our ability to protect and enforce our intellectual property and the scope and duration of such protection;
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
•changes in general economic and financial conditions, inflationary pressures, the potential for economic recession in the U.S., tariffs and trade restrictions, including the imposition of new and higher tariffs on imported goods and retaliatory tariffs implemented by other countries on U.S. goods, and the potential effects on our financial condition or results of operations;
•potential cybersecurity risks to our operational systems, infrastructure and integrated software which may arise from our environment or third-party vendors;
•the development of a market for our common stock;
•the Company’s ability to continue as a going concern; and
•other risks and uncertainties, including those listed in our Annual Report on Form 10-K for the year ended December 31, 2024, including the factors described in the section entitled “Item 1A – Risk Factors.”
Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.
Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We cannot guarantee future results, levels of activity, performance or achievements. Accordingly, the
ii

forward-looking statements in this Quarterly Report on Form 10-Q should not be regarded as representations that the plans, intentions, expectations, results or conditions described in such statements will occur or that our objectives and plans will be achieved, and the forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make. Therefore, you should not place undue reliance on our forward-looking statements.
iii

PART I
Item 1. Financial Statements
Serve Robotics Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash	$197,758,836	$123,266,437
Accounts receivable	381,455	86,805
Inventory	-	309,711
Prepaid expenses	1,112,309	1,396,874
Other receivables	717,714	191,643
Total current assets	199,970,314	125,251,470
Property and equipment, net	14,279,402	11,963,461
Operating lease right-of-use assets	1,927,493	1,807,705
Other non-current assets	417,407	578,237
Total assets	$216,594,616	$139,600,873

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,654,931	$4,901,665
Accrued liabilities	890,294	654,466
Deferred revenue	-	20,097
Operating lease liabilities, current	712,562	666,136
Financing lease liabilities, current	-	564,383
Total current liabilities	5,257,787	6,806,747
Operating lease liabilities, non-current	1,173,161	1,113,212
Total liabilities	6,430,948	7,919,959

Commitments and contingencies (Note 8)

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of both March 31, 2025 and December 31, 2024	-	-
Common stock, $0.0001 par value; 300,000,000 shares authorized, 56,971,632 and 51,396,574 shares issued and 56,845,515 and 51,288,566 shares outstanding as of March 31, 2025 and December 31, 2024, each respectively.	5,682	5,127
Additional paid-in capital	330,899,711	239,201,220
Accumulated deficit	(120,741,725)	(107,525,433)
Total stockholders’ equity (deficit)	210,163,668	131,680,914
Total liabilities and stockholders’ equity (deficit)	$216,594,616	$139,600,873
See accompanying notes to the unaudited condensed consolidated financial statements.

Serve Robotics Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2025	2024

Revenues	$440,465	$946,711
Cost of revenues	1,908,773	352,438
Gross profit (loss)	(1,468,308)	594,273

Operating expenses:
General and administrative	4,749,952	1,008,071
Operations	1,667,641	540,974
Research and development	6,879,851	6,638,441
Sales and marketing	238,933	118,236
Total operating expenses	13,536,377	8,305,722

Loss from operations	(15,004,685)	(7,711,449)

Other income (expense):
Interest income	1,791,796	9,994
Interest expense	(3,403)	(1,336,516)
Total other income (expense)	1,788,393	(1,326,522)

Provision for income taxes	-	-
Net loss	$(13,216,292)	$(9,037,971)

Weighted average common shares outstanding - basic and diluted	56,319,299	24,556,343
Net loss per common share - basic and diluted	$(0.23)	$(0.37)

See accompanying notes to the unaudited condensed consolidated financial statements.

Serve Robotics Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(unaudited)

	Common Stock		Additional Paid-in Capital	Subscription Receivable	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances at December 31, 2023	24,508,795	$2,450	$64,468,141	$(169,616)	$(68,334,381)	(4,033,406)
Exercise of warrants	125,000	12	5,820	-	-	5,832
Interest on recourse loan	-	-	-	3,987	-	3,987
Stock-based compensation	-	-	4,255,432	-	-	4,255,432
Net loss	-	-	-	-	(9,037,971)	(9,037,971)
Balances at March 31, 2024	24,633,795	$2,462	$68,729,393	$(165,629)	$(77,372,352)	$(8,806,126)

Balances at December 31, 2024	51,288,566	$5,127	$239,201,220	$-	$(107,525,433)	131,680,914
Issuance of common stock, net of offering costs	4,210,525	421	75,846,520	-	-	75,846,941
Short-swing profit disgorgement	-	-	47,970	-	-	47,970
Vested restricted stock units	121,660	12	(12)	-	-	-
Exercise of warrants	1,164,644	116	11,787,088	-	-	11,787,204
Exercise of options	60,120	6	137,558	-	-	137,564
Stock-based compensation	-	-	3,879,367	-	-	3,879,367
Net loss	-	-	-	-	(13,216,292)	(13,216,292)
Balances at March 31, 2025	56,845,515	$5,682	$330,899,711	$—	$(120,741,725)	$210,163,668

See accompanying notes to the unaudited condensed consolidated financial statements

Serve Robotics Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(13,216,292)	$(9,037,971)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	474,632	17,923
Stock-based compensation	3,879,367	4,255,432
Amortization of debt discount	-	1,212,836
Interest on recourse loan	-	3,987
Changes in operating assets and liabilities:
Accounts receivable	(294,650)	(263,075)
Inventory	-	37,814
Prepaid expenses	284,565	47,359
Other receivables	(526,071)	-
Accounts payable	(266,683)	(325,541)
Accrued liabilities	235,828	(82,168)
Deferred revenue	(20,097)	68,899
Operating lease liabilities, net	(13,413)	(13,875)
Net cash used in operating activities	(9,462,814)	(4,078,380)
Cash flows from investing activities:
Purchase of property and equipment	(3,460,913)	(3,340)
Other investing activities	160,830	-
Net cash used in investing activities	(3,300,083)	(3,340)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	75,846,941	-
Proceeds from short-swing profit disgorgement	47,970	-
Proceeds from exercise of warrants	11,787,204	5,832
Proceeds from convertible notes payable, net of offering costs	-	4,844,625
Proceeds from exercise of options	137,564	-
Repayments of note payable	-	(250,000)
Repayments of notes payable, related party	-	(70,000)
Repayment of financing lease liability	(564,383)	(28,011)
Net cash provided by financing activities	87,255,296	4,502,446
Net change in cash and cash equivalents	74,492,399	420,726
Cash and cash equivalents at beginning of period	123,266,437	6,756
Cash and cash equivalents at end of period	$197,758,836	$427,482

Supplemental disclosure of cash flow information:
Cash paid for interest	$36,259	$35,892

Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs included in accrued liabilities	$-	$973,491
Purchases of property and equipment, accrued but not paid	$912,226	$-
See accompanying notes to the unaudited condensed consolidated financial statements

Serve Robotics Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
1. NATURE OF OPERATIONS, HISTORY, ORGANIZATION AND BUSINESS
Serve Operating Co. (formerly known as Serve Robotics Inc.) ("Serve") is a corporation formed on January 15, 2021 under the laws of the State of Delaware and a wholly-owned subsidiary of Serve Robotics Inc. (formerly known as Patricia Acquisition Corp.) (the "Company"). The Company is developing next generation robots for last mile delivery services. The Company is headquartered in Redwood City, California.

On July 31, 2023, Serve Acquisition Corp., a corporation formed in the State of Delaware on July 10, 2023 and a wholly-owned subsidiary of Patricia Acquisition Corp., a Delaware corporation incorporated on November 9, 2020 (“Patricia”) ("Acquisition Sub"), merged with and into Serve. Pursuant to this transaction (the “Merger”), Serve was the surviving corporation and became Patricia’s wholly-owned subsidiary, and all of the outstanding stock of Serve was converted into shares of Patricia’s common stock. All of Serve’s outstanding warrants and options were assumed by Patricia. In addition, on July 31, 2023, the board of directors of Patricia and all of its pre-Merger stockholders approved a restated certificate of incorporation, which was effective upon its filing with the Secretary of State of the State of Delaware on July 31, 2023, and through which Patricia changed its name to “Serve Robotics Inc.” Following the consummation of the Merger, Serve changed its name to “Serve Operating Co.”
As a result of the Merger, Patricia acquired the business of Serve and continued the existing business operations of Serve as a public reporting company under the name Serve Robotics Inc. In accordance with “reverse merger” or “reverse acquisition” accounting treatment, Serve was determined to be the accounting acquirer. Patricia’s historical financial statements before the Merger have been replaced with the historical financial statements of Serve before the Merger in filings with the SEC since the Merger unless otherwise noted.
Public Offering and Uplisting to Nasdaq
On April 17, 2024, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Aegis Capital Corp. (“Aegis”) in connection with the public offering of 10,000,000 shares of the Company’s common stock, par value $0.0001, at a public offering price of $4.00 per share (the “Offering”). The Company’s net proceeds from the Offering, after deducting the underwriting discount and other estimated offering expenses payable by the Company, were approximately $35.8 million. As a result of the Offering, the Company’s common stock was approved for listing on The Nasdaq Capital Market and commenced trading under the ticker symbol “SERV” beginning on April 18, 2024. See Note 6.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Serve Operating Co. and Serve Robotics Canada Inc. All inter-company transactions and balances have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim period financial statements and do not include all of the information and disclosures required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position and the results of operations for the periods presented.
These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2024 included our Annual Report on Form 10-K. Interim results are not necessarily indicative of the results that may be expected for a full year.
Segment Information
Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer is the Company’s CODM. The CODM reviews financial information on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has one operating and reportable segment. See further information in Note 9.
Liquidity and Going Concern

Total unrestricted cash and cash equivalents on hand as of March 31, 2025 was $197.8 million. Although the Company has incurred recurring losses each year since its inception, the Company expects it will be able to fund its operations for at least the next twelve months from the issuance of these financial statements. We believe we will meet longer term expected future cash requirements and obligations through available cash balances. However, our projections of future cash needs and cash flows may differ from historical results. If current cash on hand, cash equivalents, and cash that may be generated from our business operations are insufficient to continue to operate our business, or if we elect to invest in or acquire a company or companies or new technology or technologies that are synergistic with or complementary to our technologies, we may be required to obtain more working capital. We may seek to obtain working capital during our fiscal year 2025 or thereafter through sales of our equity securities or through bank credit facilities or public or private debt from various financial institutions where possible, though the availability of such funding, and applicable terms, will be dependent on prevailing market conditions.

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
Use of Estimates
The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, estimated useful lives of property and equipment, impairment of long-lived assets, allocation of overhead costs between cost of revenue and operating expenses and valuation of stock-based compensation. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.
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
Concentrations
A significant portion of our revenue is concentrated with two customers, Magna New Mobility USA, Inc. ("Magna") and Uber Technologies, Inc. ("Uber"). For the three months ended March 31, 2025 and 2024, sales to Magna and Uber accounted for 83% and 95% of our total revenue, respectively. There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of customers. The loss of one or either of these customers could have a negative impact on our results of operations.

In addition to Magna supporting our manufacturing efforts, the Company entered into commercial arrangements with Magna for services and licensing agreements. The Company recognized an immaterial amount of revenue the three months ended March 31, 2025.
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
See Note 3 for fair value disclosures.
Accounts Receivable
Accounts receivable are derived from services delivered to customers and is reported net of allowance. Each month, the Company reviews its receivables on a customer-by-customer basis and evaluates whether an allowance for credit loss is necessary based on any known or perceived collection issues. Any balances that are eventually deemed uncollectible are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2025 and December 31, 2024, the Company determined there was no allowance for credit loss necessary.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is recognized using the straight-line method over the estimated useful life of the asset, which is two (2) to four (4) years for office equipment and two (2) years for the Company’s robot assets. Estimated useful lives are periodically assessed to determine if changes are appropriate. Maintenance and repairs are charged to expense as incurred. When assets are retired or otherwise disposed of, the cost of these assets and related accumulated depreciation or amortization are eliminated from the balance sheets and any resulting gains or losses are included in the statement of operations in the period of disposal. As of March 31, 2025, certain amounts previously categorized as inventory have been reclassified as Property and Equipment. The reclassification had an immaterial impact on our condensed consolidated balance sheets.

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
The Company’s operating lease agreements include office and warehouse space, and cargo vans. "ROU assets" represent the right to use an underlying asset for the lease term and operating lease liabilities represent the obligation to make payments arising from the lease or embedded lease. Operating lease ROU assets and operating lease liabilities are recognized at commencement date based on the present value of the future minimum lease payments over the lease term. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate that is based on the estimated rate of interest for a collateralized borrowing of a similar asset, using a similar term as the lease payments at the commencement date. Indirect capital costs are capitalized and included in the ROU assets at commencement.
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
Impairment of Long-Lived Assets
The Company accounts for long-lived assets in accordance with the provisions of ASC 360, Property, Plant and Equipment. The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.
Deferred Offering Costs
The Company complies with the requirements of ASC 340-10-S99-1 with regards to offering costs. Prior to the completion of an offering, offering costs are capitalized. The deferred offering costs are charged to additional paid-in capital or as a discount to debt, as applicable, upon the completion of an offering or to expense if the offering is not completed.
Convertible Instruments
The Company evaluates its convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging.” The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income (expense). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic

815 are reclassified to liabilities at the fair value of the instrument on the reclassification date. GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule is when the host instrument is deemed to be conventional as that term is described under applicable GAAP.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation (“ASC 718”). The Company measures all stock-based awards granted to employees, directors and non-employee consultants based on the fair value on the date of the grant and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. For awards with service-based vesting conditions, the Company records the expense for using the straight-line method. For awards with performance-based vesting conditions, the Company records the expense if and when the Company concludes that it is probable that the performance condition will be achieved.

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

Revenue Recognition
The Company accounts for revenue under ASC 606 – Revenue from Contracts with Customers. The Company determines revenue recognition through the following steps:
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
The Company recognizes revenue on its fleet services when the performance obligation is satisfied. The fleet performs delivery services and branding services. The company's performance obligation on a delivery is satisfied when the delivery is complete, which is the point in time control of the delivered product transfers to the customer. The company's performance obligation on branding services is to continually promote a brand over the duration of the contractual term, which is typically less than one year. The Company primarily recognizes revenue in the amount that it has the right to invoice as advertising services are rendered.
The Company recognizes revenue on its software services over time based on the contract term. The Company determines measurable performance obligations, which are assessed on a contract by contract basis. The Company develops certain measures to estimate the progress of the performance obligation at each reporting period end. Software service fees that have been invoiced or paid but performance obligations have not been met are recorded as deferred revenue. As of March 31, 2025, the Company had no deferred revenue pertaining to software services.
Disaggregation of Revenue
The disaggregation of revenue is as follows:

	Three Months Ended March 31,
	2025	2024
Software services	$228,847	$851,101
Fleet services	211,618	95,610
	$440,465	$946,711
Cost of Revenue
Cost of revenue consists primarily of allocations of depreciation on robot assets used for revenue producing activities, personnel time related to revenue-producing activities, and costs related to data, software and similar costs that allow the robots to function as intended and for the Company to communicate with the robots while in service.
Sales and Marketing
Sales and marketing expenses include personnel costs. Advertising costs are expensed as incurred and included in sales and marketing expenses.

Operations
Operations expenses consist of lease expense for facilities and certain field operations personnel to support fleet services. The Company considers these expenses to be indirect costs to deliver fleet services.
General and Administrative Expenses
General and administrative expenses primarily consist of personnel-related expenses for executive management and administrative functions, including finance and accounting, legal, and human resources, as well as general corporate expenses and general insurance. General and administrative expenses also include depreciation on property and equipment and facility costs. These costs are expensed as incurred.
Research and Development Costs
Costs incurred in the research and development of the Company’s products are expensed as incurred. Research and development costs include product design, hardware and software costs. Per ASC 730, "Research and Development," the Company recognizes all research and development costs in the statement of operations as they occur. Assets with alternative future uses are capitalized and depreciated over their useful lives, with the depreciation expense reported under research and development costs.

Income Taxes

The Company accounts for income taxes using the liability method in accordance with ASC 740, Income Taxes. Under this method, deferred income tax assets and liabilities are recognized for temporary differences between the financial reporting and tax bases of assets and liabilities, using tax rates expected to be in effect when these differences reverse.

A valuation allowance is established when, in management’s estimate, it is more-likely-than-not that the deferred tax asset will not be realized. The Company evaluates its income tax positions in accordance with ASC 740-10. For tax positions where it is more likely than not that a benefit will be sustained, the Company recognizes the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.
Net Loss per Share
Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. As all potentially dilutive securities are anti-dilutive as of March 31, 2025 and 2024, diluted net loss per share is the same as basic net loss per share for each period. Potentially dilutive items outstanding as of March 31, 2025 and 2024 are as follows:

	March 31,
	2025	2024
Convertible note payable	-	2,104,562
Common stock warrants	2,170,789	3,110,272
Stock options	938,131	1,501,341
Shares related to recourse and non-recourse loans	107,526	-
Unvested restricted stock units	5,480,113	324,019
Total potentially dilutive shares	8,696,559	7,040,194
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures to enable investors to better understand an entity’s overall performance through enhanced disclosures about significant segment expenses. The guidance enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, and provide new segment disclosure requirements for entities with a single reportable segment. The Company adopted the provisions of ASU No. 2023-07 during the fourth quarter of December 31, 2024. Refer to Note 9 for further information.
New Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, which requires greater disaggregation of income tax disclosures related to the income tax reconciliation and income taxes paid. The amendments improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The new standard is effective for annual periods beginning after December 15, 2024, and early adoption is permitted. The Company expects to adopt ASU 2023-09 in its consolidated financial statements for the year ended December 31, 2025. The adoption will require certain additional disclosure in the notes to the Company's consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires the disaggregation of certain expenses in the notes of the financial statements to provide enhanced transparency into the expense captions presented on the face of the statements of operations. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, and may be applied either prospectively or retrospectively. Early adoption is permitted. The adoption will require certain additional disclosure in the notes to the Company’s consolidated financial statements.

3. FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows:
There were no Level 1, 2 or 3 assets or liabilities as of March 31, 2025 or December 31, 2024.
Derivative Liability
In connection with the Company’s convertible notes, the Company recorded a derivative liability (see Note 5). The estimated fair value of the derivative liability was recorded using significant unobservable measures and other fair value inputs and is therefore classified as a Level 3 financial instrument.
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

4. PROPERTY AND EQUIPMENT, NET
The following is a summary of property and equipment, net:

	March 31, 2025	December 31, 2024
Office equipment	$332,310	$332,310
Robot assets	10,460,645	4,609,886
Construction-in-progress	4,766,289	7,826,476
Tooling	1,799,033	1,799,033
Total	17,358,277	14,567,705
Less: accumulated depreciation	(3,078,875)	(2,604,244)
Property and equipment, net	$14,279,402	$11,963,461
Depreciation expense was $474,632 and $17,923 for the three months ended March 31, 2025 and 2024, respectively.
5. NOTE PAYABLE
Note Payable – Related Party
In December 2023, the Company issued a senior secured promissory note to its Chief Executive Officer for which Serve received $70,000 in proceeds. The note bore interest at 7.67% per annum. The note was fully repaid on January 3, 2024.
January 2024 Convertible Note Payable
At various dates in January 2024, the Company issued to certain accredited investors convertible promissory notes in an aggregate amount of $5,014,500, for which the Company received $4,844,625 in net proceeds (the “January Notes”). As a result, the Company incurred fees of $169,875 which was recorded as a debt discount. The January Notes bore interest at a rate of 6.00% per year, compounded annually, and were due and payable upon request by each investor on or after the 12-month anniversary of the original issuance date of each note. The Company could not prepay or repay the January Notes in cash without the consent of the investors. The January Notes were to convert upon a qualified offering into common stock at the lesser of the price paid per share multiplied by 75% or the quotient resulting from dividing $80,000,000 by the outstanding shares of common stock on a fully diluted basis prior to the financing (the “Conversion Price”). Upon the closing of the Offering in April 2024, the January Notes, including accrued interest, were converted into 2,104,562 shares of common stock at a conversion price of $2.42 per share.

The Company evaluated the terms of the conversion features of the January Notes as noted above in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock, and determined they are not indexed to the Company’s common stock and that the conversion feature, which is akin to a redemption feature, meets the definition of a liability. The January Notes contain an indeterminate number of shares to settle with conversion options outside of the Company’s control. Therefore, the Company bifurcated the conversion feature and accounted for it as a separate derivative liability. Upon issuance of the January Notes, the Company recognized a derivative liability at a fair value of $1,489,000, which was recorded as a debt discount and was amortized over the life of the January Notes. Upon the closing of the Offering, the derivative liability had a fair value of $1,710,560, which was reclassified to additional paid-in capital in connection with the conversion of the underlying the January Notes.

During the three months ended March 31, 2025, the Company incurred no interest expense or aggregate debt discount pertaining to the January Notes, all of which were converted into shares of common stock in April 2024.
Upon the closing of the Offering in April 2024, the outstanding principal and accrued interest of the January Notes converted into 2,104,562 shares of common stock. Accordingly, the related derivative liability was recorded into additional paid-in capital.

In connection with the issuance of the January Notes, the Company granted the placement agent warrants (the “Convertible Promissory Notes Offering Warrants”) to purchase shares of common stock equal to 10% of the number of shares of common stock into which the January Notes sold to investors introduced by the placement agent were initially convertible. The Convertible Promissory Notes Offering Warrants are exercisable at the same price as the Conversion Price. Upon the closing of the Offering, the Company issued the Convertible Promissory Notes Offering Warrants to purchase up to 63,479 shares of common stock at an exercise price of $2.42 per share. The Convertible Promissory Notes Offering Warrants expire on April 17, 2029. The Convertible Promissory Notes Offering Warrants include customary anti-dilution provisions. As of March 31, 2025, 63,479 of 63,479 warrants have been exercised into shares of common stock.
6. STOCKHOLDERS’ EQUITY (DEFICIT)
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the Company’s board of directors (the "Board").
The Company is authorized to issue 10,000,000 and 300,000,000 shares of preferred stock, par value $0.0001 per share, and common stock, par value $0.0001 per share, respectively.
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
Transactions

In April 2024, the Company issued 10,000,000 shares of common stock for gross proceeds of $40,000,000, or $4.00 per share, pursuant to the Offering. In connection with the Offering, the Company incurred $4,150,864 in offering costs. In connection with the Offering, the Company issued to the underwriter warrants to purchase 500,000 shares of common stock (the “Representative’s Warrant”). The Representative’s Warrant is exercisable at a per share exercise price equal to $5.00 and became exercisable at any time and from time to time, in whole or in part, on October 14, 2024. The Representative’s Warrant expires on April 17, 2029.

Upon the closing of the Offering, the January Notes converted into 2,104,562 shares of common stock based upon a conversion price of $2.42 per share.
On July 23, 2024, the Company entered into a Securities Purchase Agreement (the "July Purchase Agreement") with a certain accredited and institutional investor for a private placement offering of pre-funded warrants (the "July Pre-Funded Warrants") to purchase shares of the Company’s common stock and warrants exercisable for common stock (the "July Investor Warrants"). Pursuant to the July Purchase Agreement, the Company sold 2,500,000 July Pre-Funded Warrants, with each July Pre-Funded Warrant exercisable for one share of common stock, together with July Investor Warrants to purchase up to 2,500,000 shares of common stock. Each July Pre-Funded Warrant and accompanying July Investor Warrant were sold together at a combined offering price of $5.9999. The Company received net proceeds of $13.7 million pursuant to the July Purchase Agreement.
On August 27, 2024, the Company entered into a Securities Purchase Agreement (the "August Purchase Agreement") with a certain accredited and institutional investor for a private placement offering of pre-funded warrants (the "August Pre-Funded Warrants") to purchase shares of the Company’s common stock and warrants exercisable for shares of Common Stock (the "August Investor Warrants"). Pursuant to the August Purchase Agreement, the company sold 555,555 August Pre-Funded Warrants, exercisable for one share of common stock, together with the August Investor Warrants to purchase up to 555,555 shares. Each August Pre-Funded Warrant and accompanying August Investor Warrant were sold together at a combined offering price of $8.9999. In connection with the transaction, July Investor Warrants were exercised in full for 2,500,000 shares of common stock. In consideration for the immediate exercise in full of the existing warrants, the exercising holder received new warrants (the "August Exchange Warrants") to purchase 2,200,000 shares of common stock with and exercise price of $10.00 per share. The August Exchange Warrants became exercisable immediately upon issuance and will expire five and a half years from the date of issuance. The Company received net proceeds of $18.6 million pursuant to the August Purchase Agreement.
On January 7, 2025, the Company entered into a securities purchase agreement with a certain institutional investor pursuant to which the Company agreed to issue and sell, in a registered direct offering an aggregate of 4,210,525 shares of the Company’s common stock at a price of $19.00 per share (the "Registered Direct Offering"). The gross proceeds to the

Company from the Registered Direct Offering were approximately $80 million, before deducting the placement agents’ fees and other offering expenses payable by the Company.
Restricted Common Stock and Restricted Stock Units

During 2023, the Company issued 338,121 shares of restricted common stock for recourse notes totaling $164,116. The shares were issued with a corresponding note receivable, a recourse loan that was collateralized by the underlying shares. The Company planned to enforce the recourse terms for the holders. As such, in accordance with ASC 505-10-45-2, the Company recognized a subscription receivable of $165,719, inclusive of interest on the note, which was included as a contra-equity on the consolidated balance sheets. The Company recorded a corresponding restricted stock award liability of $162,747 for the potential settlement if the call right for the shares of restricted common stock is exercised and unvested shares repurchased. The Company reduced the liability and increased additional paid-in capital for the value of the note associated with vested shares no longer subject to the call right. In June 2024, the Company forgave one recourse loan, and due to the lack of enforcement, the remaining loans were deemed non-recourse. Accordingly, the Company extinguished restricted stock award liability and the related subscription receivable related to loans previously classified as recourse loans. In accordance with ASC 718, these actions were deemed award modifications. The Company recognized $204,272 in stock-based compensation related to the incremental value of the award and an additional $11,503 related to the change in classification; all of which was included in general and administrative expense in the consolidated statements of operations.

As of March 31, 2025, there were 107,526 shares of common stock issued, that are subject to the non-recourse note and deemed not outstanding.
During the three months ended March 31, 2025, the Company issued 270,570 of restricted stock units ("RSUs") with vesting periods ranging one month to four years. As of March 31, 2025, 121,660 RSUs vested and 5,480,113 RSUs remained outstanding and will vest over approximately 2.85 years.
During the three months ended March 31, 2025 and 2024, the Company recorded stock-based compensation pertaining to vesting of restricted common stock and RSUs of $3,841,157 and $41,303, respectively.
The following table summarizes restricted common stock and RSU activity for the three months ended March 31, 2025:

	Restricted Common Stock			Restricted Stock Units
	Number of Shares	Weighted Average Fair Value		Number of Shares	Weighted Average Fair Value
Nonvested as of December 31, 2024	996,799	$0.38		5,362,326	$7.49
Granted	-	-		270,570	16.70
Vested	(296,189)	-	*	(121,660)	3.49
Forfeited	-	-		(31,123)	10.51
Nonvested as of March 31, 2025	700,610	$0.08		5,480,113	$8.02
*The weighted average fair value for the vested restricted common stock at March 31, 2025 is less than $0.01.

Warrants
The following is a summary of warrants for the three months ended March 31, 2025:

	Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2024	3,340,011	$6.56
Granted	—	—
Exercised	(1,169,222)	9.84
Forfeited	—	—
Outstanding as of March 31, 2025	2,170,789	$4.75

Exercisable as of March 31, 2025	2,170,789	$4.75
The weighted-average remaining term of the warrants outstanding was 6.71 years as of March 31, 2025.

Magna Warrant
On February 1, 2024, Serve entered into a Master Services Agreement (the “MSA”) with Magna, retroactively effective as of January 15, 2024.
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
The Magna Warrant is exercisable in two equal tranches: (i) the first tranche became exercisable in May 2024; and (ii) the second tranche became exercisable in December 2024. All warrants were fully vested and the company recognized $8.6 million in stock-based compensation expense pertaining to these warrants as of December 31, 2024, based on the vesting conditions noted above. The Company recorded the expense to research and development expense in the consolidated statement of operations for the year ended December 31, 2024.
7. STOCK-BASED COMPENSATION
2023 Equity Incentive Plan
The Company's 2023 Equity Incentive Plan (the “2023 Plan”) permits the grant of incentive stock options, nonstatutory stock options, stock appreciation rights (“SARs”), restricted stock, RSUs and stock bonus awards (all such types of awards, collectively, “stock awards”).
Subject to adjustments as set forth in the 2023 Plan, the maximum aggregate number of shares of common stock that may be issued under the 2023 Plan will not exceed 7,487,029 shares. As of March 31, 2025, there were approximately 1,375,196 shares available to be issued, including forfeited shares from predecessor plans.
The shares may be authorized, but unissued, or reacquired common stock. Furthermore, subject to adjustments as set forth in the 2023 Plan, in no event shall the maximum aggregate number of shares that may be issued under the 2023 Plan pursuant to Incentive Stock Options exceed the number set forth above plus, to the extent allowable under Section 422 of the Internal Revenue Code and the regulations promulgated thereunder, any shares that again become available for issuance pursuant to the 2023 Plan.

The number of shares available for issuance under the 2023 Plan may, at the discretion of our Board or a committee thereof, which committee will be constituted to satisfy applicable laws ("Plan Administrator"), be increased on October 1st of each fiscal year beginning with the 2023 fiscal year until the 2023 Plan terminates, in each case, in an amount equal to the lesser of (i) at the discretion of our Board, 4% of the shares of common stock issued and outstanding on the last day of the immediately preceding month on a fully-diluted and as-converted basis and (ii) such other number of shares determined by our Board.
To the extent stock awards or awards or shares issued under the 2021 Plan that were assumed by the Company upon the closing of the Merger (“Existing Plan Awards”) are exercised in full or are surrendered pursuant to an exchange program (as defined in the 2023 Plan), the unissued shares that were subject thereto shall continue to be available under the 2023 Plan for issuance pursuant to future stock awards. In addition, any shares which are retained by us upon exercise of a stock award or Existing Plan Award in order to satisfy the exercise or purchase price for such stock award or Existing Plan Award or any withholding taxes due with respect to such stock award or Existing Plan Award shall be treated as not issued and shall continue to be available under the 2023 Plan for issuance pursuant to future stock awards. Shares issued under the 2023 Plan or an Existing Plan Award and later forfeited to us due to the failure to vest or repurchased by us at the original purchase price paid to us for the shares (including without limitation upon forfeiture to or repurchase by us in connection with a participant ceasing to be a service provider) shall again be available for future grant under the 2023 Plan. To the extent a stock award under the 2023 Plan or Existing Plan Award is paid out in cash rather than shares, such cash payment will not result in reducing the number of shares available for issuance under the 2023 Plan.
2021 Stock Plan
Serve's 2021 Stock Plan (the “2021 Plan”) provides for the grant of shares of stock options, SARs and restricted common shares to employees, non-employee directors, and non-employee consultants. The option exercise price generally may not be less than the underlying stock's fair market value at the date of the grant and generally have a term of ten years. The amount granted each calendar year to an employee or non-employee is limited depending on the type of award. Stock options granted under the 2021 Plan typically vest over a four-year period, with a one-year cliff as well as via specified milestones.
A summary of information related to stock options for the three months ended March 31, 2025 is as follows:

	Options	Weighted Average Exercise Price	Intrinsic Value
Outstanding as of December 31, 2024	1,022,291	$0.94	$12,842,790
Granted	5,000	14.31
Exercised	(60,120)	0.54	$345,690
Forfeited	(29,040)	3.73
Outstanding as of March 31, 2025	938,131	$0.96	$5,394,253

Exercisable as of March 31, 2025	587,046	$1.09	$3,375,515
Exercisable and expected to vest at March 31, 2025	938,131	$0.96	$5,394,253
As of March 31, 2025, the weighted average duration to expiration of outstanding options was 7.55 years.
Stock-based compensation expense for stock options of $38,210 and $29,266 was recognized for the three months ended March 31, 2025 and 2024, respectively. Total unrecognized compensation cost related to non-vested stock option awards amounted to approximately $213,374 as of March 31, 2025, which will be recognized over a weighted average period of 1.48 years.

Classification
Stock-based compensation expense for stock options and restricted common stock and restricted stock units (Note 6) was classified in the statements of operations as follows:

	Three Months Ended March 31,
	2025	2024
General and administrative	$1,824,199	$6,596
Operations	80,496	6,511
Research and development	1,928,181	4,239,748
Sales and marketing	46,491	2,577
	$3,879,367	$4,255,432

8. COMMITMENTS AND CONTINGENCIES
Operating Leases – Right of Use Asset and Liability
The Company has leases for office, warehouse space, and cargo vans.
Operating lease costs by financial statement line item are as follows:

		Three Months Ended March 31,
Type	Financial Statement Line Item	2025	2024
Operating lease	General and administrative	$22,777	$8,863
Operating lease	Operations	191,066	59,645
Operating lease	Research and development	68,331	32,231
Total lease costs		$282,174	$100,739
Supplemental cash flow information related to leases is as follows:

	Three Months Ended March 31,
	2025	2024
Cash paid for operating lease liabilities	$278,168	$139,077
Right-of-use assets obtained in exchange for operating lease obligations	$325,222	$—
Supplemental balance sheet information related to leases is as follows:

	March 31, 2025	December 31, 2024
Weighted-average remaining lease term (in years)	2.51	2.65
Weighted-average discount rate	7.25%	7.24%
Future annual minimum payments under operating leases as of March 31, 2025, are as follows:

Remainder of 2025	$689,361
2026	787,794
2027	568,553
2028	85,245
2029	—
Total undiscounted future cash flows	2,130,953
Less: imputed interest	(245,230)
Total operating lease liabilities	$1,885,723
Finance Lease – Failed Sales-Leaseback
In November 2022, the Company entered into a lease agreement with Farnam Capital for its robot assets. As per ASC 842-40-25, the transaction was considered a failed sales-leaseback and therefore the lease was accounted for as a financing agreement. There was no outstanding liability at March 31, 2025. In April 2025, the Company exercised the option to purchase the assets at the end of the lease for 45% of the original equipment cost.
Contingencies
The Company may be subject to pending legal proceedings and regulatory actions in the ordinary course of business. The results of such proceedings cannot be predicted with certainty, but the Company does not anticipate that the final outcome, if any, arising out of any such matters will have a material adverse effect on its business, financial condition or results of operations.
9. SEGMENT INFORMATION
The Company has one operating and reportable segment. A description of how the Company derives revenues is included in Note 2. The Company’s chief executive officer is the Company’s CODM, who reviews financial information on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. The CODM uses consolidated net loss as the sole measure of segment profit or loss to make key operating decisions such as the allocation of the budget and monitoring budget versus actual results. The CODM does not evaluate operating segments using asset information.
Significant expenses within net loss include cost of revenue, general and administrative, operations, research and development, sales and marketing, which are each separately presented on the Company’s consolidated statements of operations. Stock-based compensation expense is also a significant expense within net loss. Refer to Note 7 for additional information about the Company’s stock-based compensation expense. Other segment items include interest income, interest expense, and provision for (benefit from) income taxes on the consolidated statements of operations.
10. SUBSEQUENT EVENTS
In April 2025, the Company entered into a strategic transaction to acquire all of the issued and outstanding equity of a technology company for a preliminary total consideration of $5.8 million in cash. The Company determined there was no significant impact to the financial statements at the time of the transaction.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the notes to those statements included in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024. Some of the information contained in this discussion and analysis including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risk, uncertainties and assumptions. You should read Part II, Item 1A. Risk Factors of this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Please also see the note entitled “Cautionary Note Regarding Forward-Looking Statements” elsewhere in this Quarterly Report on Form 10-Q.
Our Company
We are on a mission to deliver a sustainable future by transforming how goods move among people. Serve has developed an advanced, AI-powered robotics mobility platform, with last-mile delivery in cities as its first application. We are an operating company which has experienced losses since our inception. Our sources of cash to date have been capital investments by stockholders.
The following discussion contains forward-looking statements, as discussed elsewhere in this Quarterly Report on Form 10-Q. Please see the section entitled “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements.
Our principal offices are located at 730 Broadway, Redwood City, CA 94063, our telephone number is (818) 860-1352 and our corporate website (which does not form part of this Quarterly Report on Form 10-Q) is located at www.serverobotics.com.
Overview
On July 31, 2023, the Company, Acquisition Sub, and Serve entered into an Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the terms of the Merger Agreement, Acquisition Sub merged with and into Serve, with Serve continuing as the surviving corporation and our wholly-owned subsidiary. As a result of the Merger, we acquired the business of Serve and continued the existing business operations of Serve as a public reporting company under the name Serve Robotics Inc. Upon the closing of the Merger, Serve’s predecessor was renamed Serve Operating Co.
The Merger was treated as a recapitalization and reverse acquisition for us for financial reporting purposes, and Serve is considered the acquirer for accounting purposes. As a result of the Merger and the change in our business and operations, a discussion of the past financial results of Patricia is not pertinent, and under applicable accounting principles, the historical financial results of Serve, the accounting acquirer prior to the Merger, are considered our historical financial results.
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
Recent Developments
Securities Purchase Agreement
On January 7, 2025, the Company entered into a securities purchase agreement with a certain institutional investor, pursuant to which the Company agreed to issue and sell, in a registered direct offering an aggregate of 4,210,525 shares of the Company’s common stock at a price of $19.00 per share. The gross proceeds to the Company from the Registered Direct Offering were approximately $80 million, before deducting the placement agents’ fees and other offering expenses payable by the Company.
Public Offering and Uplisting to Nasdaq

On April 17, 2024, we entered into the Underwriting Agreement with Aegis in connection with the Offering. The Company’s net proceeds from the Offering, after deducting the underwriting discount and other estimated offering expenses payable by the Company, were approximately $35.8 million. As a result of the Offering, the Company’s common stock was approved for listing on The Nasdaq Capital Market and commenced trading under the ticker symbol “SERV” beginning on April 18, 2024.

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

Master Services Agreement

On February 1, 2024, Serve entered into the MSA with Magna, retroactively effective as of January 15, 2024 (the “Effective Date”). Pursuant to the MSA, Serve agreed to provide certain services to Magna as described in one or more statements of work (“SOWs”). Such SOWs will contain a description of the scope, the time to be spent on performance, the fees to be paid to Serve, the functional requirements and technical specifications and, to the extent applicable, the timetable, schedule or milestones for the performance of the requested services. Serve and Magna entered into the first SOW on the Effective Date. The term of the MSA commenced on the Effective Date and will continue for a term of three months, unless terminated earlier or mutually extended in accordance with its terms.

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

The Magna Warrant is exercisable in two equal tranches: (i) the first tranche became exercisable in May 2024; and (ii) the second tranche became exercisable in December 2024.

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
Customer Concentration.
A significant portion of our revenue is concentrated with two customers, Magna and Uber. For the three months ended March 31, 2025 and 2024, sales to Magna and Uber accounted for 83% and 95% of our total revenue, respectively. There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of customers. The loss of one or either of these customers could have a negative impact on our planned operations.
Inflation and Market Considerations; Availability of Materials, Labor & Services.
We consider most on-demand purchases as discretionary spending for consumers, and we are therefore susceptible to changes in discretionary spending patterns and economic slowdowns in the geographic areas in which merchants on our partners’ platforms operate and in the economy at large. Discretionary consumer spending can be impacted by general economic conditions, unemployment, consumer debt, inflation, gasoline prices, interest rates, consumer confidence, and other macroeconomic factors. Inflation can lead to increased cost of material and labor for restaurants and merchants who may in turn raise prices on the items they sell and result in a reduction in demand for those items. To the extent inflation reduces economic activity and consumer demand for items we deliver, it could negatively impact our financial results. Continued uncertainty in or a worsening of the economy, generally or in a number of our markets, and consumers’ reactions to these trends could adversely affect our business and cause us to, among other things, reduce the number and frequency of new market openings or cease operations in existing markets. It is important to note, however, that inflation can also serve as a tailwind that would accelerate the adoption of automated robotic last-mile delivery as labor becomes more expensive and drives up the cost of delivery by humans.
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
Our revenue currently consists of software services revenues and fleet services revenues.
Cost of Revenue and Operating Expenses
Cost of revenue. Cost of revenue consists primarily of allocations of depreciation on robot assets used for revenue producing activities, personnel time related to revenue activities and costs related to data, software and similar costs that allow the robots to function as intended and for the Company to communicate with its robots while in service.
Operations. Operations consists of lease expense for facilities and certain field operations personnel to support fleet services. The Company considers these expenses to be indirect costs to deliver fleet services.
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
Interest Income. Interest income consists of interest earned on our cash and cash equivalents, restricted cash and cash equivalents and marketable securities.
Interest Expense. Interest expense consists of stated rates of interest on financing instruments, fees incurred related to financing instruments or accretion of debt discounts.
Financial Overview
For the three months ended March 31, 2025 and 2024, we generated revenues of $440,465 and $946,711, respectively, and reported a net loss of $13,216,292 and $9,037,971, respectively.
As noted in our condensed consolidated financial statements, as of March 31, 2025, we had an accumulated deficit of $120,741,725.

Results of Operations
Comparison of Results of Operations for the three months ended March 31, 2025 and 2024
The following table summarizes our operating results as reflected in our unaudited statements of operations during the three months ended March 31, 2025 and 2024, respectively, and provides information regarding the dollar and percentage increase (or decrease) during such periods.

	Three Months Ended March 31,
	2025	2024	Change	Change %
Revenues	$440,465	$946,711	$(506,246)	(53)%
Cost of revenues	1,908,773	352,438	1,556,335	442%
Gross profit (loss)	(1,468,308)	594,273	(2,062,581)	(347)%

Operating expenses:
General and administrative	4,749,952	1,008,071	3,741,881	371%
Operations	1,667,641	540,974	1,126,667	208%
Research and development	6,879,851	6,638,441	241,410	4%
Sales and marketing	238,933	118,236	120,697	102%
Total operating expenses	13,536,377	8,305,722	5,230,655	63%

Loss from operations	(15,004,685)	(7,711,449)	(7,293,236)	95%

Other income (expense), net:
Interest income	1,791,796	9,994	1,781,802	17829%
Interest expense	(3,403)	(1,336,516)	1,333,113	(100)%
Total other income (expense), net	1,788,393	(1,326,522)	3,114,915	(235)%
Provision for income taxes	-	-
Net loss	$(13,216,292)	$(9,037,971)	$(4,178,321)	46%
Revenues decreased $0.51 million to $0.44 million for the three months ended March 31, 2025, compared to $0.95 million for the same period in 2024. The decrease is due to a decrease in software services revenue, which may be inconsistent in the future. As a result of a larger fleet, the Company recognized increases in fleet services revenues of $0.12 million to $0.21 million for the three months ended March 31, 2025, compared to $0.10 million for the same period in 2024.
Cost of revenues increased $1.56 million to $1.91 million for the three months ended March 31, 2025, compared with $0.35 million for the same period in 2024, due to costs related to scale-up of our fleet and launch related costs in new markets of $1.33 million.
General and administrative expenses increased $3.74 million to $4.75 million for the three months ended March 31, 2025, from $1.01 million for the same period in 2024, due to an increase in stock-based compensation expense of $1.82 million and $0.87 million from growth due to employee headcount.
Operations expenses increased $1.13 million to $1.67 million for the three months ended March 31, 2025, from $0.54 million for the same period in 2024, due to an increase in infrastructure and facility costs of $0.32 million from expansion locations, expanded workforce of $0.09 million, the remaining fleet financing costs of $0.19 million and software costs of $0.17 million.
Research and development expenses increased $0.24 million for the three months ended March 31, 2025 to $6.88 million, compared to $6.64 million for the same period in 2024, due to an increase of headcount of $1.61 million, consulting expenses of $0.21 million and depreciation of $0.23 million, offset by a decrease in stock-based compensation expense of $2.31 million.
Sales and marketing expenses increased $0.12 million to $0.24 million for the three months ended March 31, 2025, from $0.12 million for the same period in 2024, due to an increase in stock-based compensation expense of $0.04 million and headcount of $0.03 million.
Interest income increased $1.78 million to $1.79 million for the three months ended March 31, 2025, from income of $0.01 million for the same period in 2024 as a result interest earned from cash on hand.
Interest expense and amortization decreased $1.33 million to none for the three months ended March 31, 2025, from the expense of $1.34 million for the same period in 2024, as the prior period expense was related to amortization of debt discount.
Key Metrics
We regularly review the following key business metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions:

	Three Months Ended March 31,
	2025	2024
Key Metrics	(Unaudited)	(Unaudited)
Daily Active Robots (1)	73	39
Daily Supply Hours (2)	648	300
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
Liquidity and Capital Resources
As of March 31, 2025, we had current assets of $199.97 million and current liabilities of $5.26 million, which included $197.76 million in cash and cash equivalents. Cash and cash equivalents consisted of cash on deposit with banks as well as an institutional money market account.

We have generated significant operating losses from our operations as reflected in our accumulated deficit of $120.74 million as of March 31, 2025. We have historically funded our operations from issuance of equity and debt securities, including our initial public offering in April 2024. To execute on our strategic initiatives to continue to grow our business, we may incur operating losses and generate negative cash flows from operations in the future, and as a result, we may require additional capital resources. We believe our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditures needs for at least the next 12 months.

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
Cash Flows
As of March 31, 2025, our cash and cash equivalents were $197.76 million. The following table shows a summary of our cash flows for the periods:

	Three Months Ended March 31,
	2025	2024	Change
Net cash (used in) provided by:
Operating activities	$(9,462,814)	$(4,078,380)	$(5,384,434)
Investing activities	(3,300,083)	(3,340)	(3,296,743)
Financing activities	87,255,296	4,502,446	82,752,850
Increase in cash and cash equivalents	$74,492,399	$420,726	$74,071,673
Operating Activities
Net cash used in operating activities was $9.46 million and $4.08 million for the three months ended March 31, 2025 and 2024, respectively. The increase of $5.38 million primarily consisted of an increased net loss of $4.18 million, adjusted for certain non-cash items, which primarily includes an increase of $0.46 million of depreciation expense, offset by decreases of $0.38 million of non-cash stock-based compensation expense and $1.21 million of amortization of debt discount.
Investing Activities

Net cash used in investing activities was $3.30 million and none for the three months ended March 31, 2025 and 2024, respectively. The increase of $3.30 million was mainly due to robot build construction in-process.
Financing Activities
Net cash provided by financing activities was $87.26 million and $4.50 million for the three months ended March 31, 2025 and 2024, respectively. The increase of $82.75 million primarily consisted of proceeds from issuance of common stock pursuant to securities purchase, net of offering costs of $75.85 million, and proceeds from the exercise of warrants of $11.78 million, partially offset by a decrease in proceeds received from convertible notes of $4.84 million.
Indebtedness
In March 2022, we entered into a term loan with Silicon Valley Bank for gross proceeds of $2.50 million with a maturity date of March 1, 2025. The loan accrues interest at the greater of 3.25% per annum or prime rate. Principal payments commenced on October 1, 2022, and the loan was repaid in full as of March 31, 2025.
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

Critical Accounting Estimates
There have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
Emerging Growth Company and Smaller Reporting Company Status
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to either early adopt or delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting described below.

Material Weaknesses in Internal Control Over Financial Reporting

Management has identified the following material weaknesses in the Company’s internal control over financial reporting that exist as of March 31, 2025. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

•The Company did not design and maintain an effective control environment as our size has prevented us from being able to employ sufficient resources. This material weakness contributed to the following additional material weaknesses.
•The Company did not design and maintain effective controls to verify appropriate segregation of duties.
•The Company did not design and maintain effective controls related to substantially all accounts and disclosures. Specifically, the Company did not design and maintain comprehensive and formalized accounting and financial reporting policies and procedures that detail the information needed for our financial reporting process, including a robust review process by which management monitors for technical accounting requirements.
•The Company did not design and maintain effective controls over information technology (IT) general controls over information systems that are relevant to the preparation of the Company’s financial statements. Specifically, the Company did not design and maintain: (i) user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to appropriate personnel; (ii) program change management controls to ensure that program and data changes are identified, tested, authorized and implemented appropriately, (iii) computer operations controls to ensure that processing and transfer of data, and data backups and recovery are monitored; and (iv) program development controls to ensure that new software development is tested, authorized and implemented appropriately.

These material weaknesses did not result in a misstatement to any of the Company’s previously issued consolidated financial statements. However, these material weaknesses could result in a misstatement of substantially all account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Status of Remediation Plan

In response to the identification of the material weaknesses, our management team has established a remediation plan to address the material weaknesses. During 2024, we hired more qualified personnel including a Chief Financial Officer, Corporate Controller, and VP of Security. Our remediation plan during 2025 includes, but is not limited to, establishing more robust processes to support our internal control over financial reporting, which includes designing and implementing controls and processes to facilitate effective financial reporting, along with accurate documentation and timely support.

The Company is committed to remediating the material weaknesses and the actions the Company is taking are subject to ongoing senior management review, as well as oversight from the Company’s Audit Committee. The Company will not be able to fully remediate these material weaknesses until these steps have been completed and operate effectively for a sufficient period of time. The Company may also identify additional measures that may be required to remediate the material weaknesses in the Company’s internal control over financial reporting, necessitating further action.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2025, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There are no pending, threatened or actual material legal proceedings in which the Company or any of its subsidiaries is a party.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors as disclosed in Part I, Item 1A. “Risk Factors” beginning on page 8 of our Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On January 6, 2025, Ali Kashani, our Chief Executive Officer, upon discussion with and approval by the Company, terminated a Rule 10b5-1 trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, which he had previously adopted with respect to the potential sale of up to 600,000 shares of the Company's common stock. The arrangement was adopted on August 19, 2024, and had a termination date of the earlier of (i) August 19, 2025 or (ii) the date on which an aggregate of 600,000 shares of common stock have been sold under the Rule 10b5-1 trading plan.
Other than as disclosed above, during the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1
Form of Securities Purchase Agreement, by and among Serve Robotics Inc. and a certain institutional investor (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 7, 2025).

10.2
Placement Agency Agreement, dated January 7, 2025, by and between Serve Robotics Inc. and Northland Securities, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on January 7, 2025).

10.3
Controlled Equity OfferingSM Sales Agreement, dated March 6, 2025, by and among the Company and Cantor Fitzgerald & Co., Wedbush Securities Inc., Northland Securities, Inc., Ladenburg Thalmann & Co. Inc. and Seaport Global Securities LLC (incorporated by reference to Exhibit 1.2 to the Registration Statement on Form S-3 filed with the SEC on March 6, 2025).

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

SERVE ROBOTICS INC.

Dated: May 8, 2025	By:	/s/ Ali Kashani
Ali Kashani
Chief Executive Officer
(Principal Executive Officer)

Dated: May 8, 2025	By:	/s/ Brian Read
Brian Read
Chief Financial Officer
(Principal Financial and Accounting Officer)