Form 10-Q
period 2025-06-30
Serve Robotics Inc. /DE/
filed 2025-08-08
CIK 1832483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
As of August 5, 2025, the registrant had 59,881,731 shares of its common stock, par value $0.0001 per share, outstanding.

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
iii

PART I
Item 1. Financial Statements
Serve Robotics Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$116,700	$123,266
Short-term marketable securities	66,631	-
Accounts receivable	656	87
Inventory	-	310
Prepaid expenses	2,059	1,397
Other receivables	484	192
Total current assets	186,530	125,252
Property and equipment, net	18,593	11,963
Intangible assets, net	1,429	-
Goodwill	4,588	-
Operating lease right-of-use assets	2,416	1,808
Other non-current assets	759	578
Total assets	$214,315	$139,601

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,531	$4,902
Accrued liabilities	1,993	655
Deferred revenue	10	20
Operating lease liabilities, current	1,155	666
Financing lease liabilities, current	-	564
Total current liabilities	5,689	6,807
Operating lease liabilities, non-current	1,420	1,113
Total liabilities	7,109	7,920

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of both June 30, 2025 and December 31, 2024	-	-
Common stock, $0.0001 par value; 300,000,000 shares authorized, 59,441,060 and 51,396,574 shares issued and 59,333,332 and 51,288,566 shares outstanding as of June 30, 2025 and December 31, 2024, each respectively.	6	5
Additional paid-in capital	348,494	239,201
Accumulated other comprehensive income	298	-
Accumulated deficit	(141,592)	(107,525)
Total stockholders’ equity	207,206	131,681
Total liabilities and stockholders’ equity	$214,315	$139,601
See accompanying notes to the unaudited condensed consolidated financial statements.

Serve Robotics Inc.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Revenues	$642	$468	$1,082	$1,415
Cost of revenues	3,501	326	5,410	678
Gross profit (loss)	(2,859)	142	(4,328)	737

Operating expenses:
General and administrative	8,078	1,873	12,828	2,881
Operations	2,124	871	3,793	1,412
Research and development	9,120	5,788	16,000	12,426
Sales and marketing	463	166	702	284
Total operating expenses	19,785	8,698	33,323	17,003

Loss from operations	(22,644)	(8,556)	(37,651)	(16,266)

Other income (expense):
Interest income	1,794	296	3,586	306
Interest expense	-	(556)	(3)	(1,893)
Change in fair value of derivative liability	-	(222)	-	(222)
Total other income (expense)	1,794	(482)	3,583	(1,809)

Provision for income taxes	—	—	—	—
Net loss	$(20,850)	$(9,038)	$(34,068)	$(18,075)

Other comprehensive income (loss):
Unrealized gain on foreign currency translation	343	-	343	-
Unrealized loss on investments	(45)	-	(45)	-
Comprehensive income (loss)	$(20,552)	$(9,038)	$(33,770)	$(18,075)

Weighted average common shares outstanding - basic and diluted	57,514,808	33,795,009	56,953,711	29,176,370
Net loss per common share - basic and diluted	$(0.36)	$(0.27)	$(0.60)	$(0.62)

See accompanying notes to the unaudited condensed consolidated financial statements.

Serve Robotics Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(In thousands, except share and per share data)
(unaudited)

	Common Stock			Additional Paid-in Capital	Subscription Receivable	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances at December 31, 2023	24,508,795	$2		$64,468	$(170)	$(68,334)	$-	$(4,033)
Exercise of warrants	125,000	-	*	6	-	-	-	6
Interest on recourse loan	-	-		-	4	-	-	4
Stock-based compensation	-	-		4,255	-	-	-	4,255
Net loss	-	-		-	-	(9,038)	-	(9,038)
Balances at March 31, 2024	24,633,795	2		68,729	(166)	(77,372)	—	(8,806)
Issuance of common stock pursuant to offering	10,000,000	1		39,999	-	-	-	40,000
Offering costs	-	-		(4,150)	-	-	-	(4,150)
Conversion of convertible note and derivative liability into common stock	2,104,562	-	*	6,803	-	-	-	6,803
Exercise of warrants	18,341	-	*	-	-	-	-	-
Exercise of options	17,936	-	*	9	-	-	-	9
Restricted Stock Awards Repurchased	(245,060)	-	*	-	-	-	-	-
Interest and forgiveness on recourse loans	-	-		-	166	-	-	166
Stock-based compensation	-	-		3,480	-	-	-	3,480
Net Loss	-	-		-	-	(9,038)	-	(9,038)
Balances at June 30, 2024	36,529,574	$4		$114,870	$—	$(86,410)	$—	$28,464

	Common Stock			Additional Paid-in Capital	Subscription Receivable	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances at December 31, 2024	51,288,566	$5		$239,201	$-	$(107,525)	$-	$131,681
Issuance of common stock, net of offering costs	4,210,525	-	*	75,847	-	-	-	75,847
Short-swing profit disgorgement	-	-		48	-	-	-	48
Vested restricted stock units	121,660	-	*	-	-	-	-	-
Exercise of warrants	1,164,644	-	*	11,787	-	-	-	11,787
Exercise of options	60,120	-	*	138	-	-	-	138
Stock-based compensation	-	-		3,879	-	-	-	3,879
Net loss	-	-		-	-	(13,216)	-	(13,216)
Balances at March 31, 2025	56,845,515	6		330,900	—	(120,742)	—	210,164
Issuance of common stock under the 2025 Equity Distribution Agreement, net of offering costs	1,125,706	-	*	13,521	-	-	-	13,521
Vested restricted stock units	216,685	-	*	-	-	-	-	-
Exercise of warrants	1,092,542	-	*	(411)	-	-	-	(411)
Exercise of options	52,884	-	*	86	-	-	-	86
Stock-based compensation	-	-		4,398	-	-	-	4,398
Other comprehensive income	-	-		-	-	-	298	298
Net loss	-	-		-	-	(20,850)	-	(20,850)
Balances at June 30, 2025	59,333,332	$6		$348,494	$—	$(141,592)	$298	$207,206
*The change in common stock is less than $1,000
See accompanying notes to the unaudited condensed consolidated financial statements

Serve Robotics Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024

Cash flows from operating activities:
Net loss	$(34,068)	$(18,075)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & amortization	1,292	28
Accretion of discount on available-for-sale securities	(398)	-
Stock-based compensation	8,277	7,735
Amortization of debt discount	-	1,678
Change in fair value of derivative liability	-	222

Changes in operating assets and liabilities, net of effects of business acquired:
Accounts receivable	(499)	(90)
Inventory	-	65
Prepaid expenses	(650)	(443)
Other receivables	(283)	(180)
Accounts payable	(485)	(663)
Accrued liabilities	1,208	(121)
Deferred revenue	(8)	53
Operating lease liabilities, net	188	(29)
Net cash used in operating activities	(25,426)	(9,820)
Cash flows from investing activities:
Purchases of property and equipment	(9,498)	(798)
Purchases of short-term marketable securities	(66,308)	-
Security deposits	(69)	-
Acquisition, net of cash acquired	(5,634)	-
Capitalized software	(425)	-
Net cash used in investing activities	(81,934)	(798)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	75,847	35,849
Proceeds from issuance of common stock under the 2025 Equity Distribution Agreement, net of offering costs	13,521	-
Proceeds from exercise of warrants	11,376	6
Proceeds from exercise of options	224	9
Proceeds from short-swing profit disgorgement	48	-
Payments of deferred offering costs	(35)	-
Repayment of financing lease liability	(186)	(747)
Proceeds from convertible notes payable, net of offering costs	-	4,845
Repayments of notes payable, related party	-	(70)
Repayments of note payable	-	(500)
Net cash provided by financing activities	100,795	39,392
Effect of exchange rate changes on cash and cash equivalents	(1)	-
Net change in cash and cash equivalents	(6,565)	28,774
Cash and cash equivalents at beginning of period	123,266	7
Cash and cash equivalents at end of period	$116,700	$28,781

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$93	$50

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	$64	$-
Conversion of convertible notes and derivative into common stock	$-	$6,804
See accompanying notes to the unaudited condensed consolidated financial statements

Serve Robotics Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
1. NATURE OF OPERATIONS, HISTORY, ORGANIZATION AND BUSINESS
Serve Operating Co. (formerly known as Serve Robotics Inc.) (“Serve”) is a corporation formed on January 15, 2021 under the laws of the State of Delaware and a wholly-owned subsidiary of Serve Robotics Inc. (formerly known as Patricia Acquisition Corp.) (the “Company”). The Company is developing next-generation robots for last-mile delivery services. The Company is headquartered in Redwood City, California.

On July 31, 2023, Serve Acquisition Corp., a corporation formed in the State of Delaware on July 10, 2023 (“Acquisition Sub”) and a wholly-owned subsidiary of Patricia Acquisition Corp., a Delaware corporation incorporated on November 9, 2020 (“Patricia”), merged with and into Serve. Pursuant to this transaction (the “Merger”), Serve was the surviving corporation and became Patricia’s wholly-owned subsidiary, and all of the outstanding stock of Serve was converted into shares of Patricia’s common stock. All of Serve’s outstanding warrants and options were assumed by Patricia. In addition, on July 31, 2023, the board of directors of Patricia and all of its pre-Merger stockholders approved a restated certificate of incorporation, which was effective upon its filing with the Secretary of State of the State of Delaware on July 31, 2023, and through which Patricia changed its name to “Serve Robotics Inc.” Following the consummation of the Merger, Serve changed its name to “Serve Operating Co.”

As a result of the Merger, Patricia acquired the business of Serve and continued the existing business operations of Serve as a public reporting company under the name Serve Robotics Inc. In accordance with “reverse merger” or “reverse acquisition” accounting treatment, Serve was determined to be the accounting acquirer. Patricia’s historical financial statements before the Merger have been replaced with the historical financial statements of Serve before the Merger in filings with the Securities and Exchange Commission (the “SEC”) since the Merger unless otherwise noted.
Public Offering and Uplisting to Nasdaq
On April 17, 2024, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Aegis Capital Corp. (“Aegis”) in connection with the public offering of 10,000,000 shares of the Company’s common stock, par value $0.0001, at a public offering price of $4.00 per share (the “Offering”). The Company’s net proceeds from the Offering, after deducting the underwriting discount and other estimated offering expenses payable by the Company, were approximately $35.8 million. As a result of the Offering, the Company’s common stock was approved for listing on The Nasdaq Capital Market and commenced trading under the ticker symbol “SERV” beginning on April 18, 2024. See Note 9.
Enactment of the One Big Beautiful Bill Act

On July 4, 2025, the U.S. government enacted into law the One Big Beautiful Bill Act (“OBBBA”), which includes significant changes to federal tax law, including modifications to bonus depreciation, research and development expensing and international tax regimes. As the legislation was enacted after the end of the Company’s reporting period, the effects are not reflected in these unaudited condensed consolidated financial statements. While the Company continues to evaluate the impact of the legislation on its unaudited condensed consolidated financial statements, it does not currently expect the tax provisions of the OBBBA to have a material impact within its unaudited condensed consolidated statements of operations.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC applicable to interim period financial statements and do not include all of the information and disclosures required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position and the results of operations for the periods presented.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2024 included our Annual Report on Form 10-K. Interim results are not necessarily indicative of the results that may be expected for a full year.
Segment Information
Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s Chief Executive Officer serves as the Company’s CODM. The CODM reviews financial information on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has one operating and reportable segment. See further information in Note 12.
Liquidity and Going Concern

As of June 30, 2025 our principal sources of liquidity were cash and cash equivalents and marketable securities of $183.3 million, which consisted of unrestricted cash and cash equivalents on hand of $116.7 million and $66.6 million in marketable securities. Although the Company has incurred recurring losses each year since its inception, the Company expects it will be able to fund its operations for at least the next twelve months from the issuance of these unaudited condensed consolidated financial statements. We believe we will meet longer term expected future cash requirements and obligations through available cash balances. However, our projections of future cash needs and cash flows may differ from historical results. If current cash on hand, cash equivalents, and cash that may be generated from our business operations are insufficient to continue to operate our business, or if we elect to invest in or acquire a company or companies or new technology or technologies that are synergistic with or complementary to our technologies, we may be required to obtain more working capital. We may seek to obtain working capital during our fiscal year 2025 or thereafter through sales of our equity securities or convertible debt or or through public or private debt facilities from various financial institutions where possible, though the availability of such funding, and applicable terms, will be dependent on prevailing market conditions.

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
The Company's unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.
Use of Estimates
The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, estimated useful lives of property and equipment, impairment of long-lived assets, allocation of overhead costs between cost of revenue and operating expenses and valuation of stock-based compensation. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and marketable securities. The Company generally maintains balances in various operating accounts at financial institutions that management believes to be credit worthy, in amounts that may exceed federally insured limits.

The Company has not experienced any losses related to its cash and cash equivalents and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.
Concentrations
A significant portion of our revenue is concentrated with two customers, Magna New Mobility USA, Inc. (“Magna”) and Uber Technologies, Inc. (“Uber”).
For the three months ended June 30, 2025 and 2024, sales to Magna accounted for 39% and 63% of our total revenue, respectively. For the six months ended June 30, 2025 and 2024, sales to Magna accounted for 46% and 81% of our total revenue, respectively.
For the three months ended June 30, 2025 and 2024, sales to Uber accounted for 31% and 30% of our total revenue, respectively. For the six months ended June 30, 2025 and 2024, sales to Uber accounted for 29% and 13% of our total revenue, respectively.
As of June 30, 2025, Magna accounted for 81% of our accounts receivable. As of December 31, 2024, Customer C and Uber accounted for 86% and 12% of our accounts receivable, respectively.
There are inherent risks whenever a large percentage of total revenues and accounts receivable are concentrated with a limited number of customers. The loss of either or both of these customers could have a negative impact on our results of operations.
In addition to Magna supporting our manufacturing efforts, the Company entered into commercial arrangements with Magna for services and licensing agreements.
Business Combinations

The Company accounts for business combinations using the acquisition method of accounting, which requires, among other things, allocation of the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed at their estimated fair values on the acquisition date. The excess of the fair value of purchase consideration over the values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to the valuation of intangible assets. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, not to exceed one year from the date of acquisition, the Company may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill if new information is obtained related to facts and circumstances that existed as of the acquisition date. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are reflected in the consolidated statements of operations. Acquisition costs, such as legal and consulting fees, are expensed as incurred.
Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.
Marketable Securities

Marketable securities primarily consist of certificates of deposit, commercial paper, U.S. government agency securities, U.S. Treasury securities, corporate bonds and mutual funds. The Company invests in a diversified portfolio of marketable securities and limits the concentration of its investment in any particular security. Securities with maturities greater than three months but less than one year are included in current assets, and securities with maturities greater than one year are included in non-current assets on the consolidated balance sheets. All marketable securities are classified as available-for-sale and reported at fair value.

If the estimated fair value of an available-for-sale debt security is below its amortized cost basis, then the Company evaluates the security for impairment. The Company considers its intent to sell the security or whether it is more likely than not that it will be required to sell the security before recovery of its amortized basis. If either of these criteria are met, the debt security’s amortized cost basis is written down to fair value through other expense, net in the consolidated statements of operations. If neither of these criteria are met, the Company evaluates whether unrealized losses have resulted from a credit loss or other factors. The factors considered in determining whether a credit loss exists can include the extent to which fair value is less than the amortized cost basis, changes to the rating of the security by a rating agency, any adverse conditions specifically related to the security, as well as other factors. An impairment relating to credit losses is recorded through an allowance for credit losses reported in other expense, net in the unaudited condensed consolidated statements of operations. The allowance is limited by the amount that the fair value of the debt security is below its amortized cost basis. When a credit loss exists, the Company compares the present value of cash flows expected to be collected from the debt security with the amortized cost basis of the security to determine what allowance amount, if any, should be recorded. Unrealized losses not resulting from credit losses are recorded in accumulated other comprehensive income (loss).
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
See Note 5 for fair value disclosures.
Accounts Receivable
Accounts receivable are derived from services delivered to customers and is reported net of allowance. Each month, the Company reviews its receivables on a customer-by-customer basis and evaluates whether an allowance for credit loss is necessary based on any known or perceived collection issues. Any balances that are eventually deemed uncollectible are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2025 and December 31, 2024, the Company determined there was no allowance for credit loss necessary.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is recognized using the straight-line method over the estimated useful life of the asset, which is 2 to 4 years for office equipment and 2 years for the Company’s robot assets. Estimated useful lives are periodically assessed to determine if changes are appropriate. Maintenance and repairs are charged to expense as incurred. When assets are retired or otherwise disposed of, the cost of these assets and related accumulated depreciation or amortization are eliminated from the balance sheets and any resulting gains or losses are included in the statements of operations in the period of disposal. As of June 30, 2025, certain amounts previously categorized as inventory have been reclassified as Property and Equipment. The reclassification had an immaterial impact on our unaudited condensed consolidated balance sheets.

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
The Company’s operating lease agreements include office and warehouse space, and cargo vans. “ROU assets” represent the right to use an underlying asset for the lease term and operating lease liabilities represent the obligation to make payments arising from the lease or embedded lease. Operating lease ROU assets and operating lease liabilities are recognized at commencement date based on the present value of the future minimum lease payments over the lease term. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate that is based on the estimated rate of interest for a collateralized borrowing of a similar asset, using a similar term as the lease payments at the commencement date. Indirect capital costs are capitalized and included in the ROU assets at commencement.
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
Intangible Assets, Net

Intangible assets are recorded at fair value as of the date of acquisition and amortized on a straight-line basis over their estimated useful lives. The Company reviews identifiable amortizable intangible assets for impairment under the long-lived asset model described under “Impairment of Long-Lived Assets” below.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment at least annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company’s impairment tests are based on a single operating segment and reporting unit structure. If the carrying value of the reporting unit exceeds its fair value, an impairment charge is recognized for the excess of the carrying value of the reporting unit over its fair value.
Impairment of Long-Lived Assets
The Company accounts for long-lived assets in accordance with the provisions of ASC 360 – Property, Plant and Equipment. The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Deferred Offering Costs
The Company complies with the requirements of ASC 340-10-S99-1 with regards to offering costs. Prior to the completion of an offering, offering costs are capitalized. The deferred offering costs are charged to additional paid-in capital or as a discount to debt, as applicable, upon the completion of an offering or to expense if the offering is not completed.
Convertible Instruments
The Company evaluates its convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC 815 – Derivatives and Hedging (“ASC 815”). The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statements of operations as other income (expense). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under ASC 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date. GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule is when the host instrument is deemed to be conventional as that term is described under applicable GAAP.

Accounting for Preferred Stock

ASC 480 – Distinguishing Liabilities from Equity, includes standards for how an issuer of equity (including equity shares issued by consolidated entities) classifies and measures on its consolidated balance sheet certain financial instruments with characteristics of both liabilities and equity.

Management is required to determine the presentation for the preferred stock as a result of the redemption and conversion provisions, among other provisions in the agreement. Specifically, management is required to determine whether the embedded conversion feature in the preferred stock is clearly and closely related to the host instrument, and whether the bifurcation of the conversion feature is required and whether the conversion feature should be accounted for as a derivative instrument. If the host instrument and conversion feature are determined to be clearly and closely related (both more akin to equity), derivative liability accounting under ASC 815 is not required. Management determined that the host contract of the preferred stock is more akin to equity, and accordingly, liability accounting is not required by the Company. The Company has presented preferred stock within stockholders’ equity.

Costs incurred directly for the issuance of the preferred stock are recorded as a reduction of gross proceeds received by the Company, resulting in a discount to the preferred stock. The discount is not amortized.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) primarily consists of foreign currency translation adjustments and unrealized gains and losses on available-for-sale marketable securities. The financial statements of the Company’s non-U.S. subsidiaries are translated from their functional currency, which is typically the local currency, into U.S. dollars.

Assets and liabilities are translated at period end rates of exchange, and revenue and expenses are translated using average monthly exchange rates. The resulting gain or loss is included in accumulated other comprehensive income (loss) on the consolidated balance sheets.

Available-for-sale securities are reported at fair value, with unrealized gains and losses included as a separate component of stockholders’ equity within accumulated other comprehensive income (loss).

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718 – Compensation – Stock Compensation (“ASC 718”). The Company measures all stock-based awards granted to employees, directors and non-employee consultants based on the fair value on the date of the grant and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. For awards with service-based vesting conditions, the Company records the expense for using the straight-line method. For awards with performance-based vesting conditions, the Company records the expense if and when the Company concludes that it is probable that the performance condition will be achieved.

The Company classifies stock-based compensation expense in its statements of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

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
The Company recognizes revenue on its fleet services when the performance obligation is satisfied. The fleet performs delivery services and branding services and unit sales. The Company’s performance obligation on a delivery is satisfied when the delivery is complete, which is the point in time control of the delivered product transfers to the customer. The Company’s performance obligation on branding services is to continually promote a brand over the duration of the contractual term, which is typically less than one year. The Company primarily recognizes revenue in the amount that it has the right to invoice as advertising services are rendered.
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

Disaggregation of Revenue
The disaggregation of revenue is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Software services	$312	$296	$541	$1,147
Fleet services	330	172	541	268
	$642	$468	$1,082	$1,415
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
Research and Development Costs
Costs incurred in the research and development of the Company’s products are expensed as incurred. Research and development costs include product design, hardware and software costs. Per ASC 730 – Research and Development, the Company recognizes all research and development costs in the statements of operations as they occur. Assets with alternative future uses are capitalized and depreciated over their useful lives, with the depreciation expense reported under research and development costs.

Income Taxes

The Company accounts for income taxes using the liability method in accordance with ASC 740 – Income Taxes. Under this method, deferred income tax assets and liabilities are recognized for temporary differences between the financial reporting and tax bases of assets and liabilities, using tax rates expected to be in effect when these differences reverse.

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
Net Loss per Share
Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. As all potentially dilutive securities are anti-dilutive as of June 30, 2025 and 2024, diluted net loss per share is the same as basic net loss per share for each period. Potentially dilutive items outstanding as of June 30, 2025 and 2024 are as follows:

	June 30,
	2025	2024
Common stock warrants	1,096,481	3,493,671
Stock options	874,049	1,529,900
Shares related to recourse and non-recourse loans	107,046	112,490
Unvested restricted stock units	6,495,638	955,804
Total potentially dilutive shares	8,573,214	6,091,865
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures to enable investors to better understand an entity’s overall performance through enhanced disclosures about significant segment expenses. The guidance enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, and provide new segment disclosure requirements for entities with a single reportable segment. The Company adopted the provisions of ASU No. 2023-07 during the fourth quarter of December 31, 2024. Refer to Note 12 for further information.
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
3. ACQUISITION

On April 1, 2025, (the “Closing Date”), the Company acquired all of the issued and outstanding equity of a foreign entity, which was accounted for under the acquisition method of accounting.

The Company allocated the fair value of the purchase price consideration to the tangible assets, liabilities, and intangible assets acquired, based on estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The Company’s valuation assumptions of acquired assets and assumed liabilities require significant estimates with respect to intangible assets. In determining the fair value of intangible assets acquired, the Company must make assumptions about the future performance of the acquired business, including among other things, the forecasted revenue growth attributable to the asset group and projected operating expenses. The acquired company’s intangible assets are comprised of customer relationships, trade names and developed technology. The estimated fair value of the customer relationships, trade names and developed technology are determined using the multi-period excess earnings method and relief from royalty method. Both methods require forward looking estimates that are discounted to determine the fair value of the intangible asset using a risk-adjusted discount rate that is reflective of the level of risk associated with future estimates associated with the asset group that could be affected by future economic and market conditions. The estimated fair value of the developed technology is also dependent on the selection of the royalty rate used in the valuation method.

The total purchase consideration was approximately $5.75 million of cash consideration. The preliminary goodwill of $4.33 million arising from the acquisition is attributed to the expected synergies, including future cost savings, and other benefits expected to be generated. Substantially all of the goodwill recognized is not expected to be deductible for tax purposes.

The Company recorded an insignificant amount of acquisition related costs in the six months ended June 30, 2025, representing professional and other direct acquisition costs. These costs are recorded within selling, general, and administrative expense in our unaudited condensed consolidated statements of operations.

Certain data necessary to complete the purchase price allocation remains preliminary. The Company expects to complete the purchase price allocation within 12 months of the Closing Date, at which time the purchase price allocation set forth herein may be revised. Any such revisions or changes may be material. The Company utilized widely accepted income-based, market-based, and cost-based valuation approaches to perform the preliminary purchase price allocation.

The Company’s preliminary allocation of the purchase price, based on the estimated fair value of the assets acquired and liabilities assumed as of the Closing Date, is as follows (in thousands):

Preliminary: April 1, 2025
Cash consideration paid	$5,170
Escrow amount	575
Purchase price	5,745

Assets acquired:
Cash and cash equivalents	111
Other current assets	73
Other assets	17
Intangible assets	1,370
Total identifiable assets acquired	1,571

Liabilities assumed:
Current liabilities	(153)
Total identifiable liabilities assumed	(153)

Fair value of identifiable assets, net of identifiable liabilities assumed	$1,418
Goodwill	$4,327

The following table summarizes the preliminary fair values of the identified intangible assets acquired (in thousands):

Intangible Assets	Useful life (in years)	Preliminary fair value at acquisition
Developed technology	15	$980
Customer relationships	25	255
Trade names	10	135
	16	$1,370

4. GOODWILL AND INTANGIBLE ASSETS, NET
The changes in the carrying amount of goodwill during the six months ended June 30, 2025 were as follows (in thousands):

Total
Balance as of December 31, 2024	$—
Acquisition	4,327
Effects of foreign currency translation	261
Balance as of June 30, 2025	$4,588
Goodwill represents the excess of the cost over the net tangible and identifiable intangible assets of acquired businesses.
Intangible assets, net consisted of the following as of June 30, 2025 (in thousands):

	Weighted-Average Remaining Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	14.8	$1,039	$17	$1,022
Customer relationships	24.8	270	3	267
Trade names	9.8	144	4	140
Balance as of June 30, 2025		$1,453	$24	$1,429
Identifiable intangible assets acquired in business combinations are recorded based upon fair value at the date of acquisition. Carrying values are adjusted to reflect the impacts of foreign currency. Amortization expense associated with the intangible assets was $23 thousand and zero for the three and six months ended June 30, 2025 and 2024, respectively. As of December 31, 2024, the company did not have any intangible assets.
The technology intangible assets are being amortized over 15 years, customer relationships over 25 years and trade names over 10 years.
The estimated future amortization expense of intangible assets as of June 30, 2025 is as follows (in thousands):

Year Ending December 31,	Amortization Expense
Remainder of 2025	$47
2026	94
2027	94
2028	94
2029	94
Thereafter	1,006
Total estimated future amortization expense	$1,429
5. FAIR VALUE MEASUREMENTS
Assets Measured at Fair Value on a Recurring Basis
The following table sets forth the Company’s cash equivalents and short-term marketable securities that were measured at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2025 (in thousands):

	Fair Value Measurements as of June 30, 2025:
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$97,318	$—	$—	$97,318
Commercial Paper	6,481	—	—	6,481
U.S. Treasury securities	2,201	—	—	2,201
Short-term marketable securities
Commercial paper	—	31,732	—	31,732
Corporate bonds	—	27,492	—	27,492
U.S. Treasury securities	—	7,407	—	7,407
Total	$106,000	$66,631	$—	$172,631
There were no Level 1, 2 or 3 assets or liabilities as of December 31, 2024.
The fair value of the Company’s Level 1 financial instruments is based on quoted market prices for identical instruments in active markets. The fair value of the Company’s Level 2 fixed income securities is obtained from independent pricing services, which may use quoted market prices for identical or comparable instruments in less active markets or model driven valuations using observable market data or inputs corroborated by observable market data.
Assets Measured at Fair Value on a Non-Recurring Basis
Derivative Liability
In connection with the issuance of the Company’s convertible notes, the Company recorded a derivative liability (see Note 8). The estimated fair value of the derivative liability was recorded using significant unobservable measures and other fair value inputs and is therefore classified as a Level 3 financial instrument.
The fair value of the derivative liability was valued using a probability-weighted scenario analysis utilizing the terms of the notes under the with-or-without method. The Company determined a 100% probability of conversion into equity as the notes were converted into shares of the Company’s common stock upon the Offering in April 2024.
Upon the Offering in April 2024, all the convertible notes, including principal and accrued interest, were converted into 2,104,562 shares of the Company’s common stock. Accordingly, the related derivative liability was converted into additional paid-in capital.

6. MARKETABLE SECURITIES

The following tables summarize the cost or amortized cost, gross unrealized gain, gross unrealized loss, and fair value of the Company’s cash equivalents and marketable securities (in thousands):

	June 30, 2025
	Cost or Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
Cash equivalents
Money market funds	$97,318	$—	$—	$97,318
Commercial Paper	6,481	—	—	6,481
U.S. Treasury securities	2,201	—	—	2,201
Short-term marketable securities
Commercial paper	31,748	—	(16)	31,732
Corporate bonds	27,515	—	(23)	27,492
U.S. Treasury securities	7,413	—	(6)	7,407
Total	$172,676	$—	$(45)	$172,631

For marketable securities with unrealized loss positions, the Company does not intend to sell these securities, and it is more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis. No allowance for credit losses was recorded for these securities as of June 30, 2025.
7. PROPERTY AND EQUIPMENT, NET
The following is a summary of property and equipment, net (in thousands):

	June 30, 2025	December 31, 2024
Office equipment	$373	$332
Robot assets	12,948	4,610
Construction-in-progress	7,069	7,826
Tooling	2,111	1,799
Total	22,501	14,567
Less: accumulated depreciation	(3,908)	(2,604)
Property and equipment, net	$18,593	$11,963
Depreciation expense was $794 thousand and $10 thousand for the three months ended June 30, 2025 and 2024, respectively, and $1,269 thousand and $28 thousand for the six months ended June 30, 2025 and 2024, respectively.
8. NOTE PAYABLE
Note Payable – Related Party
In December 2023, the Company issued a senior secured promissory note to its Chief Executive Officer for which Serve received $70 thousand in proceeds. The note bore interest at 7.67% per annum. The note was fully repaid on January 3, 2024.
January 2024 Convertible Note Payable
At various dates in January 2024, the Company issued to certain accredited investors convertible promissory notes in an aggregate amount of $5.0 million, for which the Company received $4.8 million in net proceeds (the “January Notes”). As a result, the Company incurred fees of $170 thousand which was recorded as a debt discount. The January Notes bore interest at a rate of 6.00% per year, compounded annually, and were due and payable upon request by each investor on or after the 12-month anniversary of the original issuance date of each note. The Company could not prepay or repay the January Notes in cash without the consent of the investors. The January Notes were to convert upon a qualified offering into the Company’s common stock at the lesser of the price paid per share multiplied by 75% or the quotient resulting from dividing $80.0 million by the outstanding shares of the Company’s common stock on a fully diluted basis prior to the financing (the “Conversion Price”). Upon the closing of the Offering in April 2024, the January Notes, including accrued interest, were converted into 2,104,562 shares of the Company’s common stock at a conversion price of $2.42 per share.

The Company evaluated the terms of the conversion features of the January Notes as noted above in accordance with ASC 815-40 – Derivatives and Hedging – Contracts in Entity’s Own Stock, and determined they are not indexed to the Company’s common stock and that the conversion feature, which is akin to a redemption feature, meets the definition of a liability. The January Notes contain an indeterminate number of shares to settle with conversion options outside of the Company’s control. Therefore, the Company bifurcated the conversion feature and accounted for it as a separate derivative liability. Upon issuance of the January Notes, the Company recognized a derivative liability at a fair value of $1.5 million, which was recorded as a debt discount and was amortized over the life of the January Notes. Upon the closing of the Offering, the derivative liability had a fair value of $1.7 million, which was reclassified to additional paid-in capital in connection with the conversion of the underlying the January Notes.

During the three and six months ended June 30, 2025, the Company incurred no interest expense or aggregate debt discount pertaining to the January Notes, all of which were converted into shares of the Company’s common stock in April 2024.
Upon the closing of the Offering in April 2024, the outstanding principal and accrued interest of the January Notes converted into 2,104,562 shares of the Company’s common stock. Accordingly, the related derivative liability was recorded into additional paid-in capital.

In connection with the issuance of the January Notes, the Company granted to the placement agent warrants (the “Convertible Promissory Notes Offering Warrants”) to purchase shares of the Company’s common stock equal to 10% of the number of shares of the Company’s common stock into which the January Notes sold to investors introduced by the placement agent were initially convertible. The Convertible Promissory Notes Offering Warrants are exercisable at the same price as the Conversion Price. Upon the closing of the Offering, the Company issued the Convertible Promissory Notes Offering Warrants to purchase up to 63,479 shares of the Company’s common stock at an exercise price of $2.42 per share. The Convertible Promissory Notes Offering Warrants expire on April 17, 2029 and include customary anti-dilution provisions. As of June 30, 2025, 63,479 of 63,479 warrants have been exercised into shares of the Company’s common stock.
9. STOCKHOLDERS’ EQUITY (DEFICIT)
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the Company’s board of directors (the “Board”).
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
Transactions

In April 2024, the Company issued 10,000,000 shares of the Company’s common stock for gross proceeds of $40.0 million, or $4.00 per share, pursuant to the Offering. In connection with the Offering, the Company incurred $4.2 million in offering costs. In connection with the Offering, the Company issued to the underwriter warrants to purchase 500,000 shares of the Company’s common stock (the “Representative’s Warrant”). The Representative’s Warrant is exercisable at a per share exercise price equal to $5.00 and became exercisable at any time and from time to time, in whole or in part, on October 14, 2024. The Representative’s Warrant expires on April 17, 2029. As of June 30, 2025, the Representative’s Warrant has been fully exercised into shares of the Company’s common stock.

Upon the closing of the Offering, the January Notes converted into 2,104,562 shares of common stock based upon a conversion price of $2.42 per share.

On July 23, 2024, the Company entered into a Securities Purchase Agreement (the “July Purchase Agreement”) with a certain accredited and institutional investor for a private placement offering of pre-funded warrants (the “July Pre-Funded Warrants”) to purchase shares of the Company’s common stock and warrants exercisable for shares of the Company’s common stock (the “July Investor Warrants”). Pursuant to the July Purchase Agreement, the Company sold 2,500,000 July Pre-Funded Warrants, with each July Pre-Funded Warrant exercisable for one share of the Company’s common stock, together with July Investor Warrants to purchase up to 2,500,000 shares of the Company’s common stock. Each July Pre-Funded Warrant and accompanying July Investor Warrant were sold together at a combined offering price of $5.9999. As of June 30, 2025, the July Pre-Funded Warrants and July Investor Warrants have been fully exercised into shares of the Company’s common stock. The Company received net proceeds of $13.7 million pursuant to the July Purchase Agreement.

On August 27, 2024, the Company entered into a Securities Purchase Agreement (the “August Purchase Agreement”) with a certain accredited and institutional investor for a private placement offering of pre-funded warrants (the “August Pre-Funded Warrants”) to purchase shares of the Company’s common stock and warrants exercisable for shares of the Company’s common stock (the “August Investor Warrants”). Pursuant to the August Purchase Agreement, the Company sold 555,555 August Pre-Funded Warrants, exercisable for one share of the Company’s common stock, together with the August Investor Warrants to purchase up to 555,555 shares of the Company’s common stock. Each August Pre-Funded Warrant and accompanying August Investor Warrant were sold together at a combined offering price of $8.9999. In connection with the transaction, July Investor Warrants were exercised in full for 2,500,000 shares of the Company’s common stock. In consideration for the immediate exercise in full of the existing warrants, the exercising holder received new warrants (the “August Exchange Warrants”) to purchase 2,200,000 shares of the Company’s common stock with an exercise price of $10.00 per share. As of June 30, 2025, the August Pre-Funded Warrants and August Investor Warrants have been fully exercised into shares of the Company’s common stock, and 1,200,000 out of 2,200,000 of the August Exchange Warrants have been exercised into shares of the Company’s common stock The Company received net proceeds of $18.6 million pursuant to the August Purchase Agreement.
On January 7, 2025, the Company entered into a securities purchase agreement with a certain institutional investor pursuant to which the Company agreed to issue and sell, in a registered direct offering an aggregate of 4,210,525 shares of the Company’s common stock at a price of $19.00 per share (the “Registered Direct Offering”). The gross proceeds to the Company from the Registered Direct Offering were approximately $80 million, before deducting the placement agents’ fees and other offering expenses payable by the Company.
Restricted Common Stock and Restricted Stock Units

During 2023, the Company issued 338,121 shares of restricted common stock for recourse notes totaling $164 thousand. The shares were issued with a corresponding note receivable, a recourse loan that was collateralized by the underlying shares. The Company planned to enforce the recourse terms for the holders. As such, in accordance with ASC 505-10-45-2, the Company recognized a subscription receivable of $166 thousand, inclusive of interest on the note, which was included as a contra-equity on the consolidated balance sheets. The Company recorded a corresponding restricted stock award liability of $163 thousand for the potential settlement if the call right for the shares of restricted common stock is exercised and unvested shares repurchased. The Company reduced the liability and increased additional paid-in capital for the value of the note associated with vested shares no longer subject to the call right. In June 2024, the Company forgave one recourse loan, and due to the lack of enforcement, the remaining loans were deemed non-recourse. Accordingly, the Company extinguished restricted stock award liability and the related subscription receivable related to loans previously classified as recourse loans. In accordance with ASC 718, these actions were deemed award modifications. The Company recognized $204 thousand in stock-based compensation related to the incremental value of the award and an additional $12 thousand related to the change in classification; all of which was included in general and administrative expense in the consolidated statements of operations.

As of June 30, 2025, there were 107,046 shares of the Company’s common stock issued, that are subject to the non-recourse note and deemed not outstanding.
During the six months ended June 30, 2025, the Company issued 1,512,435 of restricted stock units (“RSUs”) with vesting periods ranging one month to four years. As of June 30, 2025, 343,553 RSUs vested and 6,495,638 RSUs remained outstanding and will vest over approximately 3.05 years.
During the three months ended June 30, 2025 and 2024, the Company recorded stock-based compensation pertaining to vesting of restricted common stock and RSUs of $4.02 million and $0.95 million, respectively. During the six months ended June 30, 2025 and 2024, the Company recorded stock-based compensation pertaining to vesting of restricted common stock and RSUs of $7.86 million and $1.00 million, respectively.
The following table summarizes restricted common stock and RSU activity for the six months ended June 30, 2025:

	Restricted Common Stock			Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share		Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested as of December 31, 2024	996,799	$0.38		5,362,326	$7.49
Granted	-	-		1,512,435	9.76
Vested	(414,343)	-	*	(343,553)	2.45
Forfeited	(31)	-		(35,570)	10.06
Nonvested as of June 30, 2025	582,425	$0.09		6,495,638	$7.84
*The weighted average fair value for the vested restricted common stock at June 30, 2025 is less than $0.01.
Warrants
The following is a summary of warrants for the six months ended June 30, 2025:

	Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2024	3,340,011	$6.56
Granted	—	—
Exercised	(2,243,530)	5.13
Forfeited	—	—
Outstanding as of June 30, 2025	1,096,481	$9.40

Exercisable as of June 30, 2025	1,096,481	$9.40
The weighted-average remaining term of the warrants outstanding was 8.76 years as of June 30, 2025.
Magna Warrant
On February 1, 2024, Serve entered into a Master Services Agreement (the “MSA”) with Magna, retroactively effective as of January 15, 2024.
In connection with the strategic partnership with Magna, on February 7, 2024, the Company issued to Magna a warrant (the “Magna Warrant”) to purchase up to 2,145,000 shares of the Company’s common stock (the “Magna Warrant Shares”), subject to at an exercise price of $0.01 per share. The Magna Warrant was issued pursuant to a production agreement executed in connection with the MSA between the parties in April 2024 whereby Magna will assist the Company in assembly of robotic delivery vehicles.

The Magna Warrant is exercisable in two equal tranches: (i) the first tranche became exercisable in May 2024; and (ii) the second tranche became exercisable in December 2024. As of June 30, 2025, the Magna Warrant has been fully exercised into shares of the Company’s common stock. All warrants were fully vested and the Company recognized $8.6 million in stock-based compensation expense pertaining to these warrants as of December 31, 2024, based on the vesting conditions noted above. The Company recorded the expense to research and development expense in the consolidated statements of operations for the year ended December 31, 2024.

At-the-Market Offerings

On November 7, 2024, the Company entered into an Equity Distribution Agreement (the “2024 Distribution Agreement”) with Northland Securities, Inc., B. Riley Securities, Inc. and Ladenburg Thalmann & Co. Inc. (collectively, the “2024 ATM Agents”) under which the Company may offer and sell, from time to time in its sole discretion, shares of the Company’s common stock, with aggregate gross sales proceeds of up to $100,000,000 through an “at the market” equity offering program. Under the 2024 Distribution Agreement, the Company will set the parameters for the sale of shares. Subject to the terms and conditions of the 2024 Distribution Agreement, the 2024 ATM Agents may sell the shares by methods deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act. The 2024 Distribution Agreement provides that the Company will pay the 2024 ATM Agents a commission of up to 3% of the gross proceeds of any shares of the Company’s common stock sold through the 2024 ATM Agents under the 2024 Distribution Agreement.

During the twelve months ended December 31, 2024, the Company sold a total of 5,698,992 shares of the Company’s common stock under the 2024 Distribution Agreement at a weighted-average price of $14.04 per share and raised approximately $80 million of gross proceeds. After deducting approximately $2.4 million of commissions and offering costs incurred by the Company, the net proceeds from sales of the Company’s common stock was $77.6 million during the twelve months ended December 31, 2024. On March 5, 2025 the Company terminated the 2024 Distribution Agreement.

On March 6, 2025, the Company entered into a Controlled Equity OfferingSM Agreement (the “2025 Distribution Agreement”) with Cantor Fitzgerald & Co., Wedbush Securities Inc., Northland Securities, Inc., Ladenburg Thalmann & Co. Inc. and Seaport Global Securities LLC (collectively, the “2025 ATM Agents”) under which the Company may offer and sell, from time to time in its sole discretion, shares of the Company’s common stock with aggregate gross sales proceeds of up to $150,000,000 through an “at the market” equity offering program. Under the 2025 Distribution Agreement, the Company will set the parameters for the sale of shares. Subject to the terms and conditions of the 2025 Distribution Agreement, the 2025 ATM Agents may sell the shares by methods deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act. The 2025 Distribution Agreement provides that the Company will pay the Agents a commission of up to 3% of the gross proceeds of any shares of common stock sold through the 2025 ATM Agents under the 2025 Distribution Agreement.

During the six months ended June 30, 2025, the Company sold a total of 1,125,706 shares of the Company’s common stock under the 2025 Distribution Agreement at a weighted-average price of $12.38 per share and raised $13.9 million of gross proceeds. After deducting approximately $0.4 million of commissions and offering costs incurred by the Company, the net proceeds from sales of the Company’s common stock was $13.5 million during the six months ended June 30, 2025. As of June 30, 2025, the Company had approximately $136 million of remaining capacity to sell the Company’s common stock under the 2025 Distribution Agreement.
10. STOCK-BASED COMPENSATION
2023 Equity Incentive Plan
The Company’s 2023 Equity Incentive Plan (the “2023 Plan”) permits the grant of incentive stock options, nonstatutory stock options, stock appreciation rights (“SARs”), restricted stock, RSUs and stock bonus awards (all such types of awards, collectively, “stock awards”).
Subject to adjustments as set forth in the 2023 Plan, the maximum aggregate number of shares of the Company’s common stock that may be issued under the 2023 Plan will not exceed 9,767,029 shares. As of June 30, 2025, there were approximately 2,246,130 shares available to be issued, including forfeited shares from predecessor plans.
In June 2025, the 2023 Plan was amended, and the number of shares authorized under the 2023 Plan was increased by 2,280,000 additional shares.
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
The number of shares available for issuance under the 2023 Plan may, at the discretion of our Board or a committee thereof, which committee will be constituted to satisfy applicable laws (“Plan Administrator”), be increased on October 1st of each fiscal year beginning with the 2023 fiscal year until the 2023 Plan terminates, in each case, in an amount equal to the lesser of (i) 4% of the shares of the Company’s common stock issued and outstanding on the last day of the immediately preceding month on a fully-diluted and as-converted basis and (ii) such other number of shares as determined by our Board.

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
2021 Stock Plan
Serve’s 2021 Stock Plan (the “2021 Plan”) provides for the grant of stock options, SARs and restricted common shares to employees, non-employee directors, and non-employee consultants. The option exercise price generally may not be less than the underlying stock’s fair market value at the date of the grant and generally have a term of ten years. The amount granted each calendar year to an employee or non-employee is limited depending on the type of award. Stock options granted under the 2021 Plan typically vest over a four-year period, with a one-year cliff, as well as via specified milestones.
A summary of information related to stock options for the six months ended June 30, 2025 is as follows:

	Options	Weighted Average Exercise Price	Intrinsic Value
Outstanding as of December 31, 2024	1,022,291	$0.94	$12,843
Granted	5,000	16.70
Exercised	(114,717)	0.84	$1,312
Forfeited	(38,525)	1.85
Outstanding as of June 30, 2025	874,049	$0.69	$9,999

Exercisable as of June 30, 2025	522,964	$0.81	$5,983
Exercisable and expected to vest at June 30, 2025	874,049	$0.69	$9,999
As of June 30, 2025, the weighted average duration to expiration of outstanding options was 6.97 years.
Stock-based compensation expense for stock options of $416 thousand and $186 thousand was recognized for the three months ended June 30, 2025 and 2024, respectively. Stock-based compensation expense for stock options of $454 thousand and $215 thousand was recognized for the six months ended June 30, 2025 and 2024, respectively. Total unrecognized compensation cost related to non-vested stock option awards amounted to approximately $166 thousand as of June 30, 2025, which will be recognized over a weighted average period of 1.31 years.

Classification
Stock-based compensation expense for stock options and restricted common stock and restricted stock units (Note 9) was classified in the statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
General and administrative	$2,061	$428	$3,885	$434
Operations	96	138	176	144
Research and development	2,158	2,861	4,087	7,101
Sales and marketing	83	53	129	56
	$4,398	$3,480	$8,277	$7,735

11. COMMITMENTS AND CONTINGENCIES
Operating Leases – Right of Use Asset and Liability
The Company has leases for office, warehouse space, and cargo vans.
Operating lease costs by financial statement line item are as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Type	Financial Statement Line Item	2025	2024	2025	2024
Operating lease	General and administrative	$5	$9	$28	$18
Operating lease	Operations	495	82	686	163
Operating lease	Research and development	5	35	74	69
Total lease costs		$505	$126	$788	$250
Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cash paid for operating lease liabilities	$256	$140	$534	$279
Right-of-use assets obtained in exchange for operating lease obligations	$847	$—	$1,172	$—
Supplemental balance sheet information related to leases is as follows:

	June 30, 2025	December 31, 2024
Weighted-average remaining lease term (in years)	2.42	2.65
Weighted-average discount rate	7.25%	7.24%
Future annual minimum payments under operating leases as of June 30, 2025, are as follows (in thousands):

2025	$605
2026	1,123
2027	869
2028	155
2029	—
Total undiscounted future cash flows	2,752
Less: imputed interest	(177)
Total operating lease liabilities	$2,575
Finance Lease – Failed Sales-Leaseback
In November 2022, the Company entered into a lease agreement with Farnam Capital for its robot assets. As per ASC 842-40-25, the transaction was considered a failed sales-leaseback and therefore the lease was accounted for as a financing agreement. There was no outstanding liability at June 30, 2025. In April 2025, the Company exercised the option to purchase the assets at the end of the lease for $2.25 million.
Contingencies
The Company may be subject to pending legal proceedings and regulatory actions in the ordinary course of business. The results of such proceedings cannot be predicted with certainty, but the Company does not anticipate that the final outcome, if any, arising out of any such matters will have a material adverse effect on its business, financial condition or results of operations.
12. SEGMENT INFORMATION
The Company has one operating and reportable segment. A description of how the Company derives revenues is included in Note 2. The Company’s Chief Executive Officer serves as the Company’s CODM, who reviews financial information on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. The CODM uses consolidated net loss as the sole measure of segment profit or loss to make key operating decisions such as the allocation of the budget and monitoring budget versus actual results. The CODM does not evaluate operating segments using asset information.
Significant expenses within net loss include cost of revenue, general and administrative, operations, research and development, sales and marketing, which are each separately presented on the Company’s consolidated statements of operations. Stock-based compensation expense is also a significant expense within net loss. Refer to Note 10 for additional information about the Company’s stock-based compensation expense. Other segment items include interest income, interest expense, and provision for (benefit from) income taxes on the consolidated statements of operations.

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
Overview
On July 31, 2023, the Company, Acquisition Sub, and Serve entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, Acquisition Sub merged with and into Serve, with Serve continuing as the surviving corporation and our wholly-owned subsidiary. As a result of the Merger, we acquired the business of Serve and continued the existing business operations of Serve as a public reporting company under the name Serve Robotics Inc. Upon the closing of the Merger, Serve’s predecessor was renamed Serve Operating Co.
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
Recent Developments
Acquisition of Technology Company
On April 1, 2025, the Company acquired all of the issued and outstanding equity of a foreign entity, which was accounted for under the acquisition method of accounting. Refer to the "Liquidity and Capital Resources" section for discussion on the purchase price and the Acquisition's impact on Serve's liquidity.
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
Customer Concentration.
A significant portion of our revenue is concentrated with two customers, Magna New Mobility USA, Inc. (“Magna”) and Uber Technologies, Inc. (“Uber”).
For the three months ended June 30, 2025 and 2024, sales to Magna accounted for 39% and 63% of our total revenue, respectively. For the six months ended June 30, 2025 and 2024, sales to Magna accounted for 46% and 81% of our total revenue, respectively.
For the three months ended June 30, 2025 and 2024, sales to Uber accounted for 31% and 30% of our total revenue, respectively. For the six months ended June 30, 2025 and 2024, sales to Uber accounted for 29% and 13% of our total revenue, respectively.
As of June 30, 2025, Magna accounted for 81% of our accounts receivable. As of December 31, 2024, Customer C and Uber accounted for 86% and 12% of our accounts receivable, respectively.
There are inherent risks whenever a large percentage of total revenues and accounts receivable are concentrated with a limited number of customers. The loss of either or both of these customers could have a negative impact on our planned operations.
Inflation and Market Considerations; Availability of Materials, Labor & Services.
We consider most on-demand purchases as discretionary spending for consumers, and we are therefore susceptible to changes in discretionary spending patterns and economic slowdowns in the geographic areas in which merchants on our partners’ platforms operate and in the economy at large. Discretionary consumer spending can be impacted by general economic conditions, unemployment, consumer debt, inflation, gasoline prices, interest rates, consumer confidence and other macroeconomic factors. Inflation can lead to increased cost of material and labor for restaurants and merchants who may in turn raise prices on the items they sell and result in a reduction in demand for those items. To the extent inflation reduces economic activity and consumer demand for items we deliver, it could negatively impact our financial results. Continued uncertainty in or a worsening of the economy, generally or in a number of our markets, and consumers’ reactions to these trends could adversely affect our business and cause us to, among other things, reduce the number and frequency of new market openings or cease operations in existing markets. It is important to note, however, that inflation can also serve as a tailwind that would accelerate the adoption of automated robotic last-mile delivery as labor becomes more expensive and drives up the cost of delivery by humans.

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
Operations. Operations consist of lease expense for facilities and certain field operations personnel to support fleet services. The Company considers these expenses to be indirect costs to deliver fleet services.
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

Financial Overview
For the three months ended June 30, 2025 and 2024, we generated revenues of $642 thousand and $468 thousand, respectively, and reported net losses of $20.8 million and $9.0 million, respectively.
As noted in our unaudited condensed consolidated financial statements, as of June 30, 2025, we had an accumulated deficit of $141.6 million.
Results of Operations
Comparison of Results of Operations for the three months ended June 30, 2025 and 2024
The following table summarizes our operating results as reflected in our unaudited statements of operations during the three months ended June 30, 2025 and 2024, respectively, and provides information regarding the dollar and percentage increase (or decrease) during such periods (in thousands).

	Three Months Ended June 30,
	2025	2024	Change	Change %
Revenues	$642	$468	$174	37%
Cost of revenues	3,501	326	3,175	974%
Gross profit (loss)	(2,859)	142	(3,002)	(2109)%

Operating expenses:
General and administrative	8,078	1,873	6,205	331%
Operations	2,124	871	1,253	144%
Research and development	9,120	5,788	3,332	58%
Sales and marketing	463	166	297	179%
Total operating expenses	19,785	8,698	11,087	127%

Loss from operations	(22,644)	(8,556)	(14,088)	165%

Other income (expense):
Interest income	1,794	296	1,498	506%
Interest expense	-	(556)	556	(100)%
Change in fair value of derivative liability	-	(222)	222	(100)%
Total other income (expense)	1,794	(482)	2,276	(473)%
Provision for income taxes	-	-	-	—%
Net loss	$(20,850)	$(9,038)	$(11,812)	131%
-
Revenues increased $0.17 million to $0.64 million for the three months ended June 30, 2025, compared to $0.47 million for the same period in 2024. This increase was primarily due to a larger fleet, which resulted in fleet services revenues increasing by $0.16 million to $0.33 million for the three months ended June 30, 2025, compared to $0.17 million for the same period in 2024.
Cost of revenues increased $3.18 million to $3.50 million for the three months ended June 30, 2025, compared with $0.33 million for the same period in 2024, due to costs related to scale-up of our fleet and launch related costs in new markets of $2.80 million.

General and administrative expenses increased $6.20 million to $8.08 million for the three months ended June 30, 2025, from $1.87 million for the same period in 2024, due primarily to an increase in stock-based compensation expense of $1.63 million, $1.06 million from growth due to employee headcount and finance lease purchases of $2.25 million.
Operations expenses increased $1.25 million to $2.12 million for the three months ended June 30, 2025, from $0.87 million for the same period in 2024, due to an increase in infrastructure and facility costs of $0.57 million from expansion locations and expanded workforce of $0.23 million.
Research and development expenses increased $3.33 million to $9.12 million for the three months ended June 30, 2025, from $5.79 million for the same period in 2024, due to an increase of headcount expenses of $2.46 million.
Sales and marketing expenses increased $0.30 million to $0.46 million for the three months ended June 30, 2025, from $0.17 million for the same period in 2024, due to an increase in headcount expenses of $0.20 million.
Interest income increased $1.50 million to $1.79 million for the three months ended June 30, 2025, from income of $0.30 million for the same period in 2024 as a result of interest earned from cash on hand and marketable securities.
Interest expense and amortization decreased $0.56 million to zero for the three months ended June 30, 2025, from the expense of $0.56 million for the same period in 2024, as the prior period expense was related to amortization of debt discount.

Comparison of Results of Operations for the six months ended June 30, 2025 and 2024
The following table summarizes our operating results as reflected in our unaudited statements of operations during the six months ended June 30, 2025 and 2024, respectively, and provides information regarding the dollar and percentage increase (or decrease) during such periods (in thousands).

	Six Months Ended June 30,
	2025	2024	Change	Change %
Revenues	$1,082	$1,415	$(333)	(24)%
Cost of revenues	5,410	678	4,732	697%
Gross profit (loss)	(4,328)	737	(5,065)	(688)%

Operating expenses:
General and administrative	12,828	2,881	9,947	345%
Operations	3,793	1,412	2,381	169%
Research and development	16,000	12,426	3,574	29%
Sales and marketing	702	284	418	147%
Total operating expenses	33,323	17,003	16,320	96%

Loss from operations	(37,651)	(16,266)	(21,385)	131%

Other income (expense):
Interest income	3,586	306	3,280	1072%
Interest expense	(3)	(1,893)	1,890	(100)%
Change in fair value of derivative liability	-	(222)	222	(100)%
Total other income (expense)	3,583	(1,809)	5,392	(298)%

Provision for income taxes	-	-	-	—%
Net loss	$(34,068)	$(18,075)	$(15,993)	—%

Revenues decreased $0.33 million to $1.08 million for the six months ended June 30, 2025, compared to $1.42 million for the same period in 2024. The decrease is due to a decrease in software services revenue, which may be inconsistent in the future. As a result of a larger fleet, the Company recognized increases in fleet services revenues of $0.27 million to $0.54 million for the six months ended June 30, 2025, compared to $0.27 million for the same period in 2024.
Cost of revenues increased $4.73 million to $5.41 million for the six months ended June 30, 2025, compared with $0.68 million for the same period in 2024, due to costs related to scale-up of our fleet and launch related costs in new markets of $3.55 million.
General and administrative expenses increased $9.95 million to $12.83 million for the six months ended June 30, 2025, from $2.88 million for the same period in 2024, due to an increase in stock-based compensation expense of $3.45 million, increase in headcount expenses of $1.93 million and finance lease purchases of $2.25 million.
Operations expenses increased $2.38 million to $3.79 million for the six months ended June 30, 2025, from $1.41 million for the same period in 2024, due to an increase in infrastructure and facility costs of $1.06 million from expansion locations, expanded workforce of $0.32 million, and the remaining fleet financing costs of $0.19 million.

Research and development expenses increased $3.57 million for the six months ended June 30, 2025 to $16.00 million, compared to $12.43 million for the same period in 2024, due to an increase of headcount expenses of $4.07 million, consulting expenses of $0.46 million, depreciation of $0.71 million, and software expenses of $0.61 million, offset by a decrease in stock-based compensation expense of $3.01 million.
Sales and marketing expenses increased $0.42 million to $0.70 million for the six months ended June 30, 2025, from $0.28 million for the same period in 2024, due to an increase in headcount expenses of $0.22 million, stock-based compensation expense of $0.07 million and marketing expenses of $0.06 million.
Interest income increased $3.28 million to $3.59 million for the six months ended June 30, 2025, from $0.31 million for the same period in 2024 as a result interest earned from cash on hand and marketable securities.
Interest expense and amortization decreased $1.89 million to zero for the six months ended June 30, 2025, from the expense of $1.89 million for the same period in 2024, as the prior period expense was related to amortization of debt discount.
Key Metrics
We regularly review the following key business metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions:

	Three Months Ended		Six Months Ended
	June 2025	June 2024	June 2025	June 2024
Key Metrics	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Daily Active Robots	160	48	116	44
Daily Supply Hours	1,723	385	1,189	342
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
Liquidity and Capital Resources
As of June 30, 2025, our principal sources of liquidity were cash and cash equivalents, and marketable securities of $183.33 million, which consisted of $116.70 million in cash and cash equivalents and $66.63 million in marketable securities. Cash and cash equivalents consisted of cash on deposit with banks as well as an institutional money market account. Marketable securities consisted of commercial paper, corporate bonds, U.S. government agency securities and U.S. Treasury securities.

We have generated significant operating losses from our operations as reflected in our accumulated deficit of $141.59 million as of June 30, 2025. We have historically funded our operations from issuance of equity and debt securities, including our initial public offering in April 2024 and subsequent equity issuances. To execute on our strategic initiatives to continue to grow our business, we may incur operating losses and generate negative cash flows from operations in the future, and as a result, we may require additional capital resources. We believe our existing cash and cash equivalents and marketable securities will be sufficient to meet our working capital and capital expenditures needs for at least the next 12 months.

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
The following table shows a summary of our cash flows for the periods (in thousands):

	Six Months Ended June 30,
	2025	2024	Change
Net cash (used in) provided by:
Operating activities	$(25,426)	$(9,820)	$(15,606)
Investing activities	(81,934)	(798)	(81,136)
Financing activities	100,795	39,392	61,403
Increase (decrease) in cash and cash equivalents	$(6,565)	$28,774	$(35,339)
Operating Activities
Net cash used in operating activities was $25.43 million and $9.82 million for the six months ended June 30, 2025 and 2024, respectively. The increase of $15.61 million primarily consisted of an increased net loss of $15.99 million, adjusted for certain non-cash items, which primarily includes an increase of $1.26 million of depreciation and amortization expense, offset by decreases of $0.54 million of non-cash stock-based compensation expense and $1.68 million of amortization of debt discount.
Investing Activities

Net cash used in investing activities was $81.93 million and $0.80 million for the six months ended June 30, 2025 and 2024, respectively. The increase of $81.14 million was primarily due to the purchase of short-term marketable securities of $66.3 million, incremental robot build construction in-process of $8.7 million, and the purchase of a newly acquired business for $5.6 million.
Financing Activities
Net cash provided by financing activities was $100.80 million and $39.39 million for the six months ended June 30, 2025 and 2024, respectively. The increase of $61.40 million primarily consisted of proceeds from issuance of the Company’s common stock pursuant to securities purchases, net of offering costs of $40.00 million, proceeds from the issuance of the Company’s common stock pursuant to 2025 Equity Disbursement Agreement, net of offering costs of $13.5 million, and proceeds from the exercise of warrants of $11.37 million, partially offset by a decrease in proceeds received from convertible notes of $4.84 million.
Indebtedness
In March 2022, we entered into a term loan with Silicon Valley Bank for gross proceeds of $2.50 million and the loan was repaid in full as of September 30, 2024.
In June 2022, we entered into an equipment financing lease agreement with Farnam Street commencing November 2022, for the cost of building robots, calling for 24 monthly payments of approximately $0.19 million based on an expected total cost of $4.46 million of robot parts and manufacturing costs. In December 2023, the agreement was modified to require three monthly repayments of approximately $0.03 million each and 12 monthly repayments of approximately $0.19 million each, subject to certain terms and effective in January 2024. There was no outstanding liability as of June 30, 2025. In April 2025, the Company exercised the option to purchase the assets at the end of the lease for $2.25 million.

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
Emerging Growth Company and Smaller Reporting Company Status
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to either early adopt or delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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
Material Weaknesses in Internal Control Over Financial Reporting

Management has identified the following material weaknesses in the Company’s internal control over financial reporting that exist as of June 30, 2025. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2025, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On May 20, 2025, Evan Dunn, our General Counsel and Corporate Secretary, entered into a Rule 10b5-1 trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act with respect to the potential sale of up to 15,000 shares of the Company’s common stock. The arrangement has a termination date of the earlier of (i) May 20, 2026 or (ii) the date on which an aggregate of 15,000 shares of the Company’s common stock have been sold under the Rule 10b5-1 trading plan. In no event shall shares of the Company’s common stock be sold under the trading plan prior to September 1, 2025. As of the date of this report, none of the shares were sold and no other adjustments were made to the trading plan during the quarterly period covered by this report.

On June 2, 2025, Euan Abraham, our Chief Hardware and Manufacturing Officer, entered into a Rule 10b5-1 trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act with respect to the potential sale of up to 50,000 shares of the Company’s common stock. The arrangement has a termination date of the earlier of (i) June 2, 2026 or (ii) the date on which an aggregate of 50,000 shares of the Company’s common stock have been sold under the Rule 10b5-1 trading plan. In no event shall shares of the Company’s common stock be sold under the trading plan prior to September 2, 2025. As of the date of this report, none of the shares were sold and no other adjustments were made to the trading plan during the quarterly period covered by this report.
Other than as disclosed above, during the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1+	Amendment to Serve Robotics Inc.’s 2023 Equity Incentive Plan (incorporated by reference to the Company’s Form DEF14A filed with the SEC on April 25, 2025).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*    Filed herewith.
**    Furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K.
+    Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERVE ROBOTICS INC.

Dated: August 7, 2025	By:	/s/ Ali Kashani
Ali Kashani
Chief Executive Officer
(Principal Executive Officer)

Dated: August 7, 2025	By:	/s/ Brian Read
Brian Read
Chief Financial Officer
(Principal Financial and Accounting Officer)