Form 10-Q
period 2025-09-30
Serve Robotics Inc. /DE/
filed 2025-11-14
CIK 1832483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
As of November 10, 2025, the registrant had 74,483,482 shares of its common stock, par value $0.0001 per share, outstanding.

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
iii

PART I
Item 1. Financial Statements
Serve Robotics Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$116,839	$123,266
Short-term marketable securities	93,608	-
Accounts receivable, net	805	87
Inventory	-	310
Prepaid expenses	7,626	1,397
Other receivables	688	192
Other current assets	133	-
Total current assets	219,699	125,252
Property and equipment, net	30,057	11,963
Intangible assets, net	32,871	-
Goodwill	11,839	-
Operating lease right-of-use assets	4,021	1,808
Other non-current assets	612	578
Total assets	$299,099	$139,601

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$7,748	$4,902
Accrued liabilities	3,343	655
Deferred revenue	3	20
Operating lease liabilities, current	1,669	666
Financing lease liabilities, current	-	564
Total current liabilities	12,763	6,807
Operating lease liabilities, non-current	2,478	1,113
Total liabilities	15,241	7,920

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of both September 30, 2025 and December 31, 2024	-	-
Common stock, $0.0001 par value; 300,000,000 shares authorized, 67,811,201 and 51,396,574 shares issued and 67,761,023 and 51,288,566 shares outstanding as of September 30, 2025 and December 31, 2024, each respectively.	7	5
Additional paid-in capital	458,398	239,201
Accumulated other comprehensive income	65	-
Accumulated deficit	(174,612)	(107,525)
Total stockholders’ equity	283,858	131,681
Total liabilities and stockholders’ equity	$299,099	$139,601
See accompanying notes to the unaudited condensed consolidated financial statements.

Serve Robotics Inc.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Revenues	$687	$222	$1,769	$1,637
Cost of revenues	5,066	378	10,476	1,056
Gross profit (loss)	(4,379)	(156)	(8,707)	581

Operating expenses:
General and administrative	13,153	1,980	25,981	4,861
Operations	2,987	917	6,780	2,330
Research and development	13,414	5,008	29,414	17,434
Sales and marketing	883	384	1,585	668
Total operating expenses	30,437	8,289	63,760	25,293

Loss from operations	(34,816)	(8,445)	(72,467)	(24,712)

Other income (expense):
Interest income	1,707	483	5,293	789
Interest expense	-	(34)	(3)	(1,926)
Realized gain on foreign currency translation	4	-	4	-
Realized gain on investments	85	-	85	-
Change in fair value of derivative liability	-	-	-	(222)
Total other income (expense)	1,796	449	5,379	(1,359)

Provision for income taxes	—	—	—	—
Net loss	$(33,020)	$(7,996)	$(67,088)	$(26,071)

Other comprehensive income (loss):
Unrealized loss on foreign currency translation	(343)	-	-	-
Unrealized gain on investments	110	-	65	-
Comprehensive income (loss)	$(33,253)	$(7,996)	$(67,023)	$(26,071)

Weighted average common shares outstanding - basic and diluted	61,343,218	40,586,781	58,472,679	33,267,589
Net loss per common share - basic and diluted	$(0.54)	$(0.20)	$(1.15)	$(0.78)

See accompanying notes to the unaudited condensed consolidated financial statements.

Serve Robotics Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(In thousands, except share and per share data)
(unaudited)

	Common Stock			Additional Paid-in Capital	Subscription Receivable	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances at December 31, 2023	24,508,795	$2		$64,468	$(170)	$(68,334)	$-	$(4,033)
Exercise of warrants	125,000	-	*	6	-	-	-	6
Interest on recourse loan	-	-		-	4	-	-	4
Stock-based compensation	-	-		4,255	-	-	-	4,255
Net loss	-	-		-	-	(9,038)	-	(9,038)
Balances at March 31, 2024	24,633,795	2		68,729	(166)	(77,372)	—	(8,806)
Issuance of common stock pursuant to offering	10,000,000	1		39,999	-	-	-	40,000
Offering costs	-	-		(4,150)	-	-	-	(4,150)
Conversion of convertible note and derivative liability into common stock	2,104,562	-	*	6,803	-	-	-	6,803
Exercise of warrants	18,341	-	*	-	-	-	-	-
Exercise of options	17,936	-	*	9	-	-	-	9
Restricted Stock Awards Repurchased	(245,060)	-	*	-	-	-	-	-
Interest and forgiveness on recourse loans	-	-		-	166	-	-	166
Stock-based compensation	-	-		3,480	-	-	-	3,480
Net Loss	-	-		-	-	(9,038)	-	(9,038)
Balances at June 30, 2024	36,529,574	4		114,870	—	(86,410)	—	28,464
Issuance of pre-funded warrants to purchase common stock in connection with private placement, net of issuance costs	3,055,555	-	*	17,116	-	-	-	17,116
Exercise of warrants	3,182,765	-	*	16,319	-	-	-	16,319
Exercise of options	10,442	-	*	78	-	-	-	78
Vested restricted stock units	66,768	-	*	-	-	-	-	-
Restricted stock awards repurchased	(148)	-	*	-	-	-	-	-
Stock-based compensation	-	-		2,195	-	-	-	2,195
Net Loss	-	-		-	-	(7,996)	-	(7,996)
Balances at September 30, 2024	42,844,956	4		150,578	—	(94,406)	—	56,176

	Common Stock			Additional Paid-in Capital	Subscription Receivable	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances at December 31, 2024	51,288,566	$5		$239,201	$-	$(107,525)	$-	$131,681
Issuance of common stock, net of offering costs	4,210,525	-	*	75,847	-	-	-	75,847
Short-swing profit disgorgement	-	-		48	-	-	-	48
Vested restricted stock units	121,660	-	*	-	-	-	-	-
Exercise of warrants	1,164,644	-	*	11,787	-	-	-	11,787
Exercise of options	60,120	-	*	138	-	-	-	138
Stock-based compensation	-	-		3,879	-	-	-	3,879
Net loss	-	-		-	-	(13,216)	-	(13,216)
Balances at March 31, 2025	56,845,515	6		330,900	—	(120,742)	—	210,164
Issuance of common stock under the 2025 Equity Distribution Agreement, net of offering costs	1,125,706	-	*	13,521	-	-	-	13,521
Vested restricted stock units	216,685	-	*	-	-	-	-	-
Exercise of warrants	1,092,542	-	*	(411)	-	-	-	(411)
Exercise of options	52,884	-	*	86	-	-	-	86
Stock-based compensation	-	-		4,398	-	-	-	4,398
Other comprehensive income	-	-		-	-	-	298	298
Net loss	-	-		-	-	(20,850)	-	(20,850)
Balances at June 30, 2025	59,333,332	6		348,494	—	(141,592)	298	207,206
Issuance of common stock under the 2025 Equity Distribution Agreement, net of offering costs	5,374,229	1		65,246	-	-	-	65,247
Vayu Acquisition	1,539,906	-	*	37,830	-	-	-	37,830
Vested restricted stock units	1,421,532	-	*	-	-	-	-	-
Exercise of warrants	17,187	-	*	5	-	-	-	5
Exercise of options	74,837	-	*	181	-	-	-	181
Stock-based compensation	-	-		6,642	-	-	-	6,642
Other comprehensive loss	-	-		-	-	-	(233)	(233)
Net loss	-	-		-	-	(33,020)	-	(33,020)
Balances at September 30, 2025	67,761,023	7		458,398	—	(174,612)	65	283,858
*The change in common stock is less than $1,000
See accompanying notes to the unaudited condensed consolidated financial statements

Serve Robotics Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024

Cash flows from operating activities:
Net loss	$(67,088)	$(26,071)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & amortization	3,387	37
Stock-based compensation	14,919	9,930
Accretion of discount on available-for-sale securities	(548)	-
Amortization of debt discount	-	1,678
Change in fair value of derivative liability	-	222

Changes in operating assets and liabilities, net of effects of business acquired:
Accounts receivable, net	(718)	(10)
Inventory	-	447
Prepaid expenses	(6,229)	(2,776)
Other receivables	(496)	(180)
Other current assets	(133)	-
Accounts payable	3,479	1,556
Accrued liabilities	2,688	(111)
Deferred revenue	(17)	14
Operating lease liabilities, net	155	(15)
Net cash used in operating activities	(50,601)	(15,279)
Cash flows from investing activities:
Purchases of property and equipment	(20,831)	(5,395)
Purchases of short-term marketable securities	(107,485)	-
Proceeds from maturity of marketable securities	14,200	-
Security deposits	(119)	-
Acquisition, net of cash acquired	(7,504)	-
Capitalized software	(405)	-
Net cash used in investing activities	(122,144)	(5,395)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	75,847	35,849
Proceeds from issuance of common stock under the 2025 Equity Distribution Agreement, net of offering costs	78,767	-
Proceeds from issuance of prefunded warrants to purchase common stock in connection with private placement, net of issuance costs	-	17,116
Proceeds from exercise of warrants	11,381	16,325
Proceeds from exercise of options	405	87
Proceeds from short-swing profit disgorgement	48	-
Payments of deferred offering costs	-	-
Repayment of financing lease liability	(186)	(1,322)
Proceeds from convertible notes payable, net of offering costs	-	4,845
Repayments of notes payable, related party	-	(70)
Repayments of note payable	-	(1,250)
Net cash provided by financing activities	166,262	71,580
Effect of exchange rate changes on cash and cash equivalents	56	-
Net change in cash and cash equivalents	(6,427)	50,906
Cash and cash equivalents at beginning of period	123,266	7
Cash and cash equivalents at end of period	$116,839	$50,913

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$93	$50

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	$1,339	$-
Conversion of convertible notes and derivative into common stock	$-	$6,804
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
Public Offering and Uplisting to Nasdaq
On April 17, 2024, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with an underwriter (the “Underwriter”) in connection with the public offering of 10,000,000 shares of the Company’s common stock, par value $0.0001, at a public offering price of $4.00 per share (the “Offering”). The Company’s net proceeds from the Offering, after deducting the underwriting discount and other estimated offering expenses payable by the Company, were approximately $35.8 million. As a result of the Offering, the Company’s common stock was approved for listing on The Nasdaq Capital Market and commenced trading under the ticker symbol “SERV” beginning on April 18, 2024. See Note 9.
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
Liquidity and Going Concern

As of September 30, 2025 our principal sources of liquidity were cash and cash equivalents and marketable securities of $210.4 million, which consisted of unrestricted cash and cash equivalents on hand of $116.8 million and $93.6 million in marketable securities. Although the Company has incurred recurring losses each year since its inception, the Company expects it will be able to fund its operations for at least the next twelve months from the issuance of these unaudited condensed consolidated financial statements. We believe we will meet longer term expected future cash requirements and obligations through available cash balances. However, our projections of future cash needs and cash flows may differ from historical results. If current cash on hand, cash equivalents, and cash that may be generated from our business operations are insufficient to continue to operate our business, or if we elect to invest in or acquire a company or companies or new technology or technologies that are synergistic with or complementary to our technologies, we may be required to obtain more working capital. We have and may continue to seek to obtain working capital during our fiscal year 2025 or thereafter through sales of our equity securities or convertible debt or through public or private debt facilities from various financial institutions where possible, though the availability of such funding, and applicable terms, will be dependent on prevailing market conditions.

If we do identify sources for additional funding, the sale of additional equity securities or convertible debt will result in dilution to our stockholders. We can give no assurance that we will generate sufficient cash flows in the future to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available or would be approved by our securityholders, if needed, on favorable terms or at all. If we fail to obtain additional working capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition. Furthermore, such lack of funds may inhibit our ability to respond to competitive pressures or unanticipated capital needs, or may force us to reduce operating expenses, which would significantly harm the business and development of operations.
The Company’s unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.
Use of Estimates
The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, estimated useful lives of property and equipment and intangible assets, impairment of long-lived assets, allocation of overhead costs between cost of revenue and operating expenses, valuation of stock-based compensation, and valuation of acquired intangible assets and goodwill. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

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
Concentrations
A significant portion of our revenue is concentrated with three customers, Customer A, Customer B, and Customer C.
For the three months ended September 30, 2025 and 2024, sales to Customer A accounted for 43% and 78% of our total revenue, respectively. For the nine months ended September 30, 2025 and 2024, sales to Customer A accounted for 34% and 22% of our total revenue, respectively.
For the three months ended September 30, 2025 and 2024, sales to Customer B accounted for 27% and none of our total revenue, respectively. For the nine months ended September 30, 2025 and 2024, sales to Customer B accounted for 10% and none of our total revenue, respectively.
For the three months ended September 30, 2025 and 2024, sales to Customer C accounted for < 10% and 17% of our total revenue, respectively. For the nine months ended September 30, 2025 and 2024, sales to Customer C accounted for 27% and 72% of our total revenue, respectively.
A significant portion of our Accounts Receivable balance is concentrated with four customers, Customer A, Customer B, Customer C, and Customer D.
As of September 30, 2025, Customer C and Customer B accounted for 55% and 20% of our accounts receivable, respectively. As of December 31, 2024, Customer D and Customer A accounted for 86% and 12% of our accounts receivable, respectively.
There are inherent risks whenever a large percentage of total revenues and accounts receivable are concentrated with a limited number of customers. The loss of any or all of these customers could have a negative impact on our planned operations.
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
See Note 5 for fair value disclosures.
Accounts Receivable
Accounts receivable are derived from services delivered to customers and reported net of allowance. Each month, the Company reviews its receivables on a customer-by-customer basis and evaluates whether an allowance for credit loss is necessary based on any known or perceived collection issues. Any balances that are eventually deemed uncollectible are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2025 and December 31, 2024, the Company determined there was an immaterial amount of allowance for credit losses.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is recognized using the straight-line method over the estimated useful life of the asset, which is two to four years for office equipment and two to four years for the Company’s robot assets, and the shorter of remaining lease term or estimated useful life for leasehold improvements. Estimated useful lives are periodically assessed to determine if changes are appropriate. Maintenance and repairs are charged to expense as incurred. When assets are retired or otherwise disposed of, the cost of these assets and related accumulated depreciation or amortization are eliminated from the balance sheets and any resulting gains or losses are included in the statements of operations in the period of disposal. As of September 30, 2025, certain amounts previously categorized as inventory have been reclassified as Property and Equipment. The reclassification had an immaterial impact on our unaudited condensed consolidated balance sheets.
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

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) primarily consists of foreign currency translation adjustments and unrealized gains and losses on available-for-sale marketable securities. The financial statements of the Company’s non-U.S. subsidiaries are translated from their functional currency, into U.S. dollars.

Assets and liabilities are translated from the functional currency into U.S. dollars at period end rates of exchange, and revenue and expenses are translated using average monthly exchange rates. The resulting gain or loss is included in accumulated other comprehensive income (loss) on the consolidated balance sheets.

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

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company historically was a private company and lacks company-specific historical and implied volatility information for its stock. Therefore, it estimates its expected stock price volatility based on the historical volatility of publicly traded peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future. Forfeitures are recognized as incurred. Determining the appropriate fair value of stock-based awards requires the input of subjective assumptions. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, stock-based compensation expense could be materially different for future awards.
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
The Company recognizes revenue on its fleet services when the performance obligation is satisfied. The fleet performs delivery services, branding services, and unit sales. The Company’s performance obligation on a delivery is satisfied when the delivery is complete, which is the point in time control of the delivered product transfers to the customer. The Company’s performance obligation on branding services is to continually promote a brand over the duration of the contractual term, which is typically less than one year. The Company primarily recognizes revenue in the amount that it has the right to invoice as advertising services are rendered.

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
Disaggregation of Revenue
The disaggregation of revenue is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Software services	$254	$39	$795	$1,186
Fleet services	433	183	974	451
	$687	$222	$1,769	$1,637
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
Net Loss per Share
Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. As all potentially dilutive securities are anti-dilutive as of September 30, 2025 and 2024, diluted net loss per share is the same as basic net loss per share for each period. Potentially dilutive items outstanding as of September 30, 2025 and 2024 are as follows:

	September 30,
	2025	2024
Common stock warrants	5,079,294	4,474,524
Stock options	866,268	1,521,585
Shares related to recourse and non-recourse loans	50,178	112,490
Unvested restricted stock units and performance restricted stock units	8,984,403	4,814,060
Total potentially dilutive shares	14,980,143	10,922,659
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
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (ASU 2025-05), which provides a practical expedient for entities to estimate expected credit losses on current accounts receivable and current contract assets arising from revenue transactions accounted for under ASC 606. ASU 2025-05 is effective for the Company for annual periods beginning after December 15, 2025, and interim periods within those annual periods. Early adoption is permitted. The Company is evaluating the impact of this standard on its financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which removes all references to prescriptive and sequential software development stages and establishes new criteria for the capitalization of internal-use software costs. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements and disclosures.
3. ACQUISITION

Voysys AB Acquisition

On April 1, 2025, (the “Voysys Closing Date”), the Company acquired from Phantom Auto Inc., a Delaware corporation (“Phantom”) (i) all of the issued and outstanding equity of Voysys AB, a limited liability company duly incorporated and organized under the laws of Sweden (“Voysys”) and (ii) certain intellectual property, including registered patents, of Phantom, which was accounted for under the acquisition method of accounting. Voysys is a Swedish pioneer in ultra-low latency video streaming, connectivity, and teleoperation technology. The Company’s acquisition of Voysys enhances Serve’s technology stack to support its rapidly growing fleet of autonomous delivery robots.

The Company allocated the fair value of the purchase price consideration to the tangible assets, liabilities, and intangible assets acquired, based on estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The Company’s valuation assumptions of acquired assets and assumed liabilities require significant estimates with respect to intangible assets. In determining the fair value of intangible assets acquired, the Company must make assumptions about the future performance of the acquired business, including among other things, the forecasted revenue growth attributable to the asset group and projected operating expenses. The acquired company’s intangible assets are comprised of customer relationships, trade names and developed technology. The estimated fair value of the customer relationships, trade names and developed technology are determined using the multi-period excess earnings method and relief from royalty method. Both methods require forward-looking estimates that are discounted to determine the fair value of the intangible asset using a risk-adjusted discount rate that is reflective of the level of risk associated with future estimates associated with the asset group that could be affected by future economic and market conditions. The estimated fair value of the developed technology is also dependent on the selection of the royalty rate used in the valuation method.

The total purchase consideration was approximately $5.75 million of cash consideration. The preliminary goodwill of $4.33 million arising from the acquisition is attributed to the expected synergies, including future cost savings, and other benefits expected to be generated. Substantially all of the goodwill recognized is not expected to be deductible for tax purposes.

The Company recorded an insignificant amount of acquisition related costs in the nine months ended September 30, 2025, representing professional fees and other direct acquisition costs. These costs are recorded within selling, general, and administrative expense in our unaudited condensed consolidated statements of operations.

Certain data necessary to complete the purchase price allocation remains preliminary. The Company expects to complete the purchase price allocation within 12 months of the Voysys Closing Date, at which time the purchase price allocation set forth herein may be revised. Any such revisions or changes may be material. The Company utilized widely accepted income-based, market-based, and cost-based valuation approaches to perform the preliminary purchase price allocation.

The Company’s preliminary allocation of the purchase price, based on the estimated fair value of the assets acquired and liabilities assumed as of the Voysys Closing Date, is as follows (in thousands):

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

Vayu Acquisition

On August 14, 2025, the Company entered into an Agreement and Plan of Merger by and among the Company, Valencia Merger Sub I Inc., a Delaware corporation and the Company’s direct wholly-owned subsidiary (“Merger Sub I”), Valencia Merger Sub II LLC, a Delaware limited liability company and the Company’s direct wholly-owned subsidiary (“Merger Sub II”), Vayu Robotics, Inc., a Delaware corporation (“Vayu”) and certain of Vayu’s securityholders (the “Vayu Merger Agreement”).

Pursuant to the Vayu Merger Agreement, on August 15, 2025 (the “Vayu Closing Date”), (i) Merger Sub I merged with and into Vayu, with Vayu surviving as a direct wholly-owned subsidiary of the Company and (ii) Vayu subsequently merged with and into Merger Sub II, with Merger Sub II surviving the merger. In connection with the closing of the transactions contemplated by the Vayu Merger Agreement, the Company acquired all of the issued and outstanding equity of Vayu, which was accounted for under the acquisition method of accounting. Vayu is a pioneer in urban robot navigation using large-scale AI models, and the Company’s acquisition of Vayu supports the adoption of advanced AI-driven autonomy by integrating Vayu’s foundation model technology and simulation capabilities.

The total fair value of consideration paid in connection with the acquisition of Vayu consisted of the following (in thousands):

	Shares	Per Share	Total Consideration
Cash paid for outstanding shares of Vayu common and preferred stock, as adjusted for working capital			$2,278
Company common shares issued to Vayu common and preferred stockholders	1,539,906	$9.71	14,952
Company warrants issued to Vayu SAFE holder, Khosla Ventures	4,000,000	$5.41	21,640
Replacement equity awards attributable to pre-combination service			734
			$39,604

The Company allocated the fair value of the purchase price consideration to the tangible assets acquired and liabilities assumed, based on estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The Company’s valuation assumptions of acquired assets and assumed liabilities require significant estimates with respect to intangible assets. The acquired company’s intangible assets are comprised of developed technology. The estimated fair value of the developed technology was determined using the cost method, which estimates the value of an asset based on the current cost to replace or reproduce it, adjusted for physical deterioration, functional obsolescence, and economic factors. This method reflects the amount a market participant would need to invest to create an asset of comparable utility, considering current technology and development costs.

The total purchase consideration was approximately $39.60 million of cash, common stock, warrant, and replacement equity awards. The preliminary goodwill of $7.51 million arising from the acquisition is attributed to the expected synergies, including innovation synergies, and other benefits expected to be generated. Substantially all of the goodwill recognized is not expected to be deductible for tax purposes. The estimated fair value of the warrants was determined using the black-scholes model. The estimated fair value of the replacement equity awards attributable to pre-combination service was determined using the binomial lattice model.
In connection with Vayu Merger Agreement, the Company granted performance-based RSUs (“PRSUs”). 880,001 PRSUs were granted to certain employees and 560,000 PRSUs were granted to certain shareholders. All PRSUs will vest or commence vesting upon achievement of a specified operational target (the “Milestone”) by December 31, 2026 (the “Milestone Date”). In addition, the PRSUs may be subject to a continuous service condition.
The Company recorded $1.28 million of acquisition related costs in the nine months ended September 30, 2025, representing professional fees and other direct acquisition costs. These costs are recorded within selling, general, and administrative expense in our unaudited condensed consolidated statements of operations.

Certain data necessary to complete the purchase price allocation remains preliminary. The Company expects to complete the purchase price allocation within 12 months of the Vayu Closing Date, at which time the purchase price allocation set forth herein may be revised. Any such revisions or changes may be material. The Company utilized widely accepted income-based, market-based, and cost-based valuation approaches to perform the preliminary purchase price allocation.

The Company’s preliminary allocation of the purchase price, based on the estimated fair value of the assets acquired and liabilities assumed as of the Vayu Closing Date, is as follows (in thousands):

Preliminary: August 15, 2025
Total purchase price consideration	39,604

Assets acquired:
Cash and cash equivalents	6
Other current assets	57
Intangible assets	32,439
Total identifiable assets acquired	32,502

Liabilities assumed:
Accounts payable	(366)
Other current liabilities	(44)
Total identifiable liabilities assumed	(410)

Fair value of identifiable assets, net of identifiable liabilities assumed	$32,092
Goodwill	$7,512

The following table summarizes the preliminary fair values of the identified intangible assets acquired (in thousands):

Intangible Assets	Useful life (in years)	Preliminary fair value at acquisition
Developed technology	5	$32,439

4. GOODWILL AND INTANGIBLE ASSETS, NET
The changes in the carrying amount of goodwill during the nine months ended September 30, 2025 were as follows (in thousands):

Total
Balance as of December 31, 2024	$—
Acquisitions	11,839
Balance as of September 30, 2025	$11,839
Goodwill represents the excess of the cost over the net tangible and identifiable intangible assets of acquired businesses.
Intangible assets, net consisted of the following as of September 30, 2025 (in thousands):

	Weighted-Average Remaining Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	5.1	$33,419	$927	$32,492
Customer relationships	24.5	255	5	250
Trade names	9.5	135	6	129
Balance as of September 30, 2025		$33,809	$938	$32,871
Amortization expense related to intangible assets was $915 thousand and zero for the three months ended September 30, 2025 and 2024, respectively, and $938 thousand and zero for the nine months ended September 30, 2025 and 2024, respectively.
The technology intangible assets are being amortized over five to 15 years, customer relationships over 25 years, and trade names over 10 years.
The estimated future amortization expense of intangible assets as of September 30, 2025 is as follows (in thousands):

Year Ending December 31,	Amortization Expense
Remainder of 2025	$1,644
2026	6,577
2027	6,577
2028	6,577
2029	6,577
Thereafter	4,919
Total estimated future amortization expense	$32,871
5. FAIR VALUE MEASUREMENTS
Assets Measured at Fair Value on a Recurring Basis
The following table sets forth the Company’s cash equivalents and short-term marketable securities that were measured at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2025 (in thousands):

	Fair Value Measurements as of September 30, 2025:
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$71,296	$—	$—	$71,296
Certificates of deposit	10,004	—	—	10,004
U.S. Treasury securities	12,960	—	—	12,960
Short-term marketable securities
Certificates of deposit	—	20,037	—	20,037
Commercial paper	—	34,090	—	34,090
Corporate notes/bonds	—	32,548	—	32,548
U.S. Treasury securities	—	6,933	—	6,933
Total	$94,260	$93,608	$—	$187,868
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
Upon the consummation of the Offering in April 2024, all the convertible notes, including principal and accrued interest, were converted into 2,104,562 shares of the Company’s common stock. Accordingly, the related derivative liability was converted into additional paid-in capital.

6. MARKETABLE SECURITIES

The following tables summarize the cost or amortized cost, gross unrealized gain, gross unrealized loss, and fair value of the Company’s cash equivalents and marketable securities (in thousands):

	September 30, 2025
	Cost or Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
Cash equivalents
Money market funds	$71,296	$—	$—	$71,296
Certificates of deposit	10,000	4	—	10,004
U.S. Treasury securities	12,960	—	—	12,960
Short-term marketable securities
Certificates of deposit	20,000	37	—	20,037
Commercial paper	34,077	13	—	34,090
Corporate notes/bonds	32,536	12	—	32,548
U.S. Treasury securities	6,934	—	(1)	6,933
Total	$187,803	$66	$(1)	$187,868

For marketable securities with unrealized loss positions, the Company does not intend to sell these securities, and it is more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis. No allowance for credit losses was recorded for these securities as of September 30, 2025.
7. PROPERTY AND EQUIPMENT, NET
The following is a summary of property and equipment, net (in thousands):

	September 30, 2025	December 31, 2024
Office equipment	$375	$332
Leasehold improvement	66	—
Robot assets	26,764	4,610
Construction-in-progress	5,791	7,826
Tooling	2,111	1,799
Total	35,107	14,567
Less: accumulated depreciation	(5,050)	(2,604)
Property and equipment, net	$30,057	$11,963
Depreciation expense was $1.1 million and $9 thousand for the three months ended September 30, 2025 and 2024, respectively, and $2.4 million and $37 thousand for the nine months ended September 30, 2025 and 2024, respectively.
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

During the three and nine months ended September 30, 2025, the Company incurred no interest expense or aggregate debt discount pertaining to the January Notes, all of which were converted into shares of the Company’s common stock in April 2024.
Upon the closing of the Offering in April 2024, the outstanding principal and accrued interest of the January Notes converted into 2,104,562 shares of the Company’s common stock. Accordingly, the related derivative liability was recorded into additional paid-in capital.

In connection with the issuance of the January Notes, the Company granted to the placement agent warrants (the “Convertible Promissory Notes Offering Warrants”) to purchase shares of the Company’s common stock equal to 10% of the number of shares of the Company’s common stock into which the January Notes sold to investors introduced by the placement agent were initially convertible. The Convertible Promissory Notes Offering Warrants are exercisable at the same price as the Conversion Price. Upon the closing of the Offering, the Company issued the Convertible Promissory Notes Offering Warrants to purchase up to 63,479 shares of the Company’s common stock at an exercise price of $2.42 per share. The Convertible Promissory Notes Offering Warrants expire on April 17, 2029 and include customary anti-dilution provisions. As of September 30, 2025, 63,479 of 63,479 warrants have been exercised into shares of the Company’s common stock.
9. STOCKHOLDERS’ EQUITY (DEFICIT)
Each share of the Company’s common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the Company’s board of directors (the “Board”).
The Company is authorized to issue 10,000,000 and 300,000,000 shares of preferred stock, par value $0.0001 per share, and common stock, par value $0.0001 per share, respectively.
Dividend Rights

Subject to applicable law and the rights and preferences, if any, of any holders of any outstanding series of preferred stock, the holders of the Company’s common stock are entitled to receive dividends if our Board, in its discretion, determines to issue dividends and then only at the times and in the amounts that our Board may determine, payable either in cash, in property or in shares of capital stock.
Transactions

In April 2024, the Company issued 10,000,000 shares of the Company’s common stock for gross proceeds of $40.0 million, or $4.00 per share, pursuant to the Offering. In connection with the Offering, the Company incurred $4.2 million in offering costs. In connection with the Offering, the Company issued to the underwriter warrants to purchase 500,000 shares of the Company’s common stock (the “Representative’s Warrant”). The Representative’s Warrant is exercisable at a per share exercise price equal to $5.00 and became exercisable at any time and from time to time, in whole or in part, on October 14, 2024. The Representative’s Warrant expires on April 17, 2029. As of September 30, 2025, the Representative’s Warrant has been fully exercised into shares of the Company’s common stock.

Upon the closing of the Offering, the January Notes converted into 2,104,562 shares of the Company’s common stock based upon a conversion price of $2.42 per share.

On July 23, 2024, the Company entered into a Securities Purchase Agreement (the “July Purchase Agreement”) with a certain accredited and institutional investor for a private placement offering of pre-funded warrants (the “July Pre-Funded Warrants”) to purchase shares of the Company’s common stock and warrants exercisable for shares of the Company’s common stock (the “July Investor Warrants”). Pursuant to the July Purchase Agreement, the Company sold 2,500,000 July Pre-Funded Warrants, with each July Pre-Funded Warrant exercisable for one share of the Company’s common stock, together with July Investor Warrants to purchase up to 2,500,000 shares of the Company’s common stock. Each July Pre-Funded Warrant and accompanying July Investor Warrant were sold together at a combined offering price of $5.9999. As of September 30, 2025, the July Pre-Funded Warrants and July Investor Warrants have been fully exercised into shares of the Company’s common stock. The Company received net proceeds of $13.7 million pursuant to the July Purchase Agreement.

On August 27, 2024, the Company entered into a Securities Purchase Agreement (the “August Purchase Agreement”) with a certain accredited and institutional investor for a private placement offering of pre-funded warrants (the “August Pre-Funded Warrants”) to purchase shares of the Company’s common stock and warrants exercisable for shares of the Company’s common stock (the “August Investor Warrants”). Pursuant to the August Purchase Agreement, the Company sold 555,555 August Pre-Funded Warrants, exercisable for one share of the Company’s common stock, together with the August Investor Warrants to purchase up to 555,555 shares of the Company’s common stock. Each August Pre-Funded Warrant and accompanying August Investor Warrant were sold together at a combined offering price of $8.9999. In connection with the transaction, July Investor Warrants were exercised in full for 2,500,000 shares of the Company’s common stock. In consideration for the immediate exercise in full of the existing warrants, the exercising holder received new warrants (the “August Exchange Warrants”) to purchase 2,200,000 shares of the Company’s common stock with an exercise price of $10.00 per share. As of September 30, 2025, the August Pre-Funded Warrants and August Investor Warrants have been fully exercised into shares of the Company’s common stock, and 1,200,000 out of 2,200,000 of the August Exchange Warrants have been exercised into shares of the Company’s common stock The Company received net proceeds of $18.6 million pursuant to the August Purchase Agreement.
On January 7, 2025, the Company entered into a securities purchase agreement with a certain institutional investor pursuant to which the Company agreed to issue and sell, in a registered direct offering an aggregate of 4,210,525 shares of the Company’s common stock at a price of $19.00 per share (the “January 2025 Registered Direct Offering”). The gross proceeds to the Company from the January 2025 Registered Direct Offering were approximately $80 million, before deducting the placement agents’ fees and other offering expenses payable by the Company.
On August 15, 2025, the Company entered into the Vayu Merger Agreement. The Company issued initial upfront consideration of 1,696,069 shares of its common stock, which is subject to customary purchase price adjustments. Additionally, the Company granted future earnout consideration consisting of up to 560,000 shares of common stock, contingent on the achievement of certain performance milestones. The Company also issued warrants to purchase 4,000,000 shares of common stock, with an exercise price of $10.36 per share (which amount is equal to the 10-day volume weighted average price of the Company’s common stock prior to the closing of the transaction), issued to a certain Vayu securityholder. As of September 30, 2025, 1,539,906 out of the 6,256,069 shares have been issued and are outstanding related to the deal consideration.
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

As of September 30, 2025, there were 50,178 shares of the Company’s common stock issued, that are subject to the non-recourse note and deemed not outstanding.
In connection with the transactions contemplated by the Vayu Merger Agreement (“Vayu Acquisition”), in August 2025, the Company granted 493,970 RSUs to certain employees as a retention equity award (“Retention RSUs”). The Retention RSUs vest over 4 years from the date of the consummation of the Vayu Acquisition with 25% of the Retention RSUs vesting on first anniversary of the grant date.
During the nine months ended September 30, 2025, the Company issued 3,562,125 of restricted stock units (“RSUs”) with vesting periods ranging one month to four years. As of September 30, 2025, 1,759,877 RSUs vested and 7,544,402 RSUs remained outstanding and will vest over approximately 3.15 years.
During the three months ended September 30, 2025 and 2024, the Company recorded stock-based compensation pertaining to vesting of restricted common stock and RSUs of $6.60 million and $1.00 million, respectively. During the nine months ended September 30, 2025 and 2024, the Company recorded stock-based compensation pertaining to vesting of restricted common stock and RSUs of $14.46 million and $1.92 million, respectively.
The following table summarizes restricted common stock and RSU activity for the nine months ended September 30, 2025:

	Restricted Common Stock		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested as of December 31, 2024	996,799	$0.38	5,362,326	$7.49
Granted	-	-	3,562,125	10.45
Assumed in Vayu Acquisition	-	-	493,970	9.71
Vested	(539,915)	0.01	(1,759,877)	6.64
Forfeited	(50,946)	-	(114,142)	9.43
Nonvested as of September 30, 2025	405,938	$0.06	7,544,402	$8.93
Performance-Based Restricted Stock Units

In August 2025, the Company granted PRSUs. The PRSUs will vest or commence vesting upon achievement of the Milestone by the Milestone Date. In addition, the PRSUs may also subject to a continuous service condition. On the Milestone Date, approximately 66% of the PRSUs will vest, and the remaining 34% of PRSUs will vest over 2.5 years following the Milestone Date. The total grant date fair value of the PRSUs was $13.98 million, which is expected to be recognized at a point in time when achievement of the Milestone is considered probable, using management's best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the performance conditions.
As of September 30, 2025, the components that comprise the Milestone have not been fully established, and therefore, probability is unable to be reasonably determined. Thus, the Company does not consider the achievement of the Milestone to be probable as of September 30, 2025. Accordingly, as of September 30, 2025, the Company does not recognize stock-based compensation expense, as defined by ASC 718. As of September 30, 2025, 1,440,001 shares of the PRSUs were unvested and outstanding.
The Company will reassess the probability and re-measure the compensation expense associated with the performance-based RSUs at each reporting date.

A summary of the Company’s PRSU activity for the nine months ended September 30, 2025 is as follows:

	Performance-Based Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2024	-	$-
Granted	1,440,001	$9.71
Nonvested as of September 30, 2025	1,440,001	$9.71

Warrants
The following is a summary of warrants for the nine months ended September 30, 2025:

	Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2024	3,340,011	$6.56
Granted	4,000,000	10.36
Exercised	(2,260,717)	5.12
Forfeited	—	—
Outstanding as of September 30, 2025	5,079,294	$10.18

Exercisable as of September 30, 2025	5,079,294	$10.18
The weighted-average remaining term of the warrants outstanding was 7.44 years as of September 30, 2025.
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

KV Warrants

In accordance with the terms of the Vayu Merger Agreement, upon the closing of the transaction, the Company also issued 4,000,000 warrants to a certain Vayu securityholder (the “Warrants”). Each Warrant entitles the holder to purchase one share of the Company’s common stock, subject to adjustment thereunder, at an exercise price of $10.36 per share (which amount is equal to the 10-day volume weighted average price of the common stock prior to the closing of the transaction). The Warrants contain customary terms and are exercisable at any time on or after August 15, 2029, and terminate on August 15, 2031. The Warrants were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act.

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

During the nine months ended September 30, 2025, the Company sold a total of 6,499,935 shares of the Company’s common stock under the 2025 Distribution Agreement at a weighted-average price of $12.49 per share and raised $81.2 million of gross proceeds. After deducting approximately $2.4 million of commissions and offering costs incurred by the Company, the net proceeds from sales of the Company’s common stock was $78.8 million during the nine months ended September 30, 2025. As of September 30, 2025, the Company had approximately $69 million of remaining capacity to sell the Company’s common stock under the 2025 Distribution Agreement.
10. STOCK-BASED COMPENSATION
2023 Equity Incentive Plan
The Company’s 2023 Equity Incentive Plan (the “2023 Plan”) permits the grant of incentive stock options, nonstatutory stock options, stock appreciation rights (“SARs”), restricted stock, RSUs and stock bonus awards (all such types of awards, collectively, “stock awards”).
Subject to adjustments as set forth in the 2023 Plan, the maximum aggregate number of shares of the Company’s common stock that may be issued under the 2023 Plan will not exceed 9,767,029 shares. As of September 30, 2025, there were approximately 230,321 shares available to be issued, including forfeited shares from predecessor plans.
In June 2025, the 2023 Plan was amended, and the number of shares authorized under the 2023 Plan was increased by 2,280,000 additional shares.
In October 2025, the number of shares authorized under the 2023 Plan was increased by 3,289,146 additional shares, pursuant to the evergreen provisions under the 2023 Plan.
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
Vayu 2022 Equity Incentive Plan
In connection with the Company’s acquisition of Vayu, the Company assumed the Vayu 2022 Equity Incentive Plan (the “2022 Vayu Plan”) including the options outstanding immediately prior to the acquisition and the number of shares that remain available for issuance pursuant to the 2022 Vayu Plan, as adjusted by the exchange ratio for which such shares are exchangeable pursuant to the Vayu Merger Agreement. The 2022 Vayu Plan permits the grant of incentive stock options, nonstatutory stock options, SARs, restricted stock, RSUs, and stock bonus awards.

Subject to adjustments as set forth in the 2022 Vayu Plan, the maximum aggregate number of shares of the Company’s common stock that may be issued under the 2022 Vayu Plan will not exceed 5,344,275 shares. Subject to adjustments as set forth in the 2022 Vayu Plan, the maximum aggregate number of shares that may be issued under the 2022 Vayu Plan pursuant to incentive stock options may not exceed the number set forth above plus, to the extent allowable under Section 422 of the Internal Revenue Code and the regulations promulgated thereunder, any shares that again become available for issuance pursuant to the 2022 Vayu Plan. As of September 30, 2025, there were approximately 175,112 shares available to be issued under the 2022 Vayu Plan.

To the extent a stock award under the 2022 Vayu Plan should expire or be forfeited or become unexercisable for any reason without having been exercised in full, or is surrendered pursuant to an exchange program, the unissued shares that were subject thereto will continue to be available under the 2022 Vayu Plan for issuance pursuant to future stock awards. In addition, any shares which are retained by the Company upon exercise of a stock award in order to satisfy the exercise or purchase price for such stock award or any withholding taxes due with respect to such stock award will be treated as not issued and continue to be available under the 2022 Vayu Plan for issuance pursuant to future stock awards. Shares issued under the 2022 Vayu Plan and later forfeited to the Company due to the failure to vest or repurchased by the Company at the original purchase price paid to the Company for the shares (including, without limitation, upon forfeiture to or repurchase by the Company in connection with a participant ceasing to be a service provider) will be available for future grant under the 2022 Vayu Plan. To the extent a stock award under the 2022 Vayu Plan is paid out in cash rather than shares, such cash payment will not result in reducing the number of shares available for issuance under the 2022 Vayu Plan.

The 2022 Vayu Plan is administered by the Company’s board of directors or a committee thereof (the “2022 Vayu Plan Administrator”). The 2022 Vayu Plan Administrator has the authority to determine the terms and conditions of stock awards granted under the 2022 Vayu Plan, including the recipients, type of award, number of shares subject to each award, exercise or purchase price, vesting schedule, and other terms and conditions. Stock awards may be granted to employees, directors, and independent contractors of the Company and its affiliates. The 2022 Vayu Plan also provides for adjustments in the event of certain corporate transactions, such as stock splits, mergers, or other changes in capitalization, and includes customary provisions regarding the administration, amendment, and termination of the plan.

Vayu 2025 Equity Incentive Plan
In connection with the Company’s acquisition of Vayu, the Company assumed certain equity awards that had been issued pursuant to the Vayu 2025 Equity Incentive Plan (the “2025 Vayu Plan”). In accordance with the Vayu Merger Agreement, the 2025 Vayu Plan was adopted and approved, and stockholder approval was obtained, prior to the closing of the acquisition. Prior to the closing, Vayu granted restricted stock units (“New Restricted Stock Units”) covering an equivalent of an aggregate of 1,373,971 shares of the Company's common stock to certain individuals who were expected to become continuing employees of the Company, pursuant to forms of award agreement reasonably approved by the Company. The New Restricted Stock Units were only effective for those individuals who accepted their awards by timely executing and returning the applicable award agreement prior to the closing date and who became continuing employees.

Immediately following the issuance of the New Restricted Stock Units and the closing of the acquisition, the 2025 Vayu Plan was terminated in accordance with the Vayu Merger Agreement, and no further awards will be granted under the 2025 Vayu Plan. The 2025 Vayu Plan permitted the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, and stock bonus awards. Subject to adjustments as set forth in the 2025 Vayu Plan, the maximum aggregate number of shares of the Company’s common stock that could have been issued under the 2025 Vayu Plan did not exceed 1,400,000 shares. Any shares subject to awards under the 2025 Vayu Plan that expired, were forfeited, or became unexercisable without having been exercised in full, or were surrendered pursuant to an exchange program, would have continued to be available for issuance under the plan prior to its termination. After the termination of the 2025 Vayu Plan, no further awards may be granted under the plan, and any shares underlying awards that are forfeited or canceled will not become available for future issuance.
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
A summary of information related to stock options for the nine months ended September 30, 2025 is as follows:

	Options	Weighted Average Exercise Price	Intrinsic Value
Outstanding as of December 31, 2024	1,022,291	$0.94	$12,843
Granted	89,438	5.49	$1,040
Exercised	(198,032)	0.99	$2,303
Forfeited	(47,429)	1.98	$552
Outstanding as of September 30, 2025	866,268	$1.03	$10,068

Exercisable as of September 30, 2025	670,132	$1.21	$7,794
Exercisable and expected to vest at September 30, 2025	866,268	$1.03	$10,068
As of September 30, 2025, the weighted average duration to expiration of outstanding options was 6.73 years.
Stock-based compensation expense for stock options of $8 thousand and $69 thousand was recognized for the three months ended September 30, 2025 and 2024, respectively. Stock-based compensation expense for stock options of $462 thousand and $284 thousand was recognized for the nine months ended September 30, 2025 and 2024, respectively. Total unrecognized compensation cost related to non-vested stock option awards amounted to approximately $126 thousand as of September 30, 2025, which will be recognized over a weighted average period of 1.17 years.
Classification
Stock-based compensation expense for stock options and restricted common stock and restricted stock units (Note 9) was classified in the statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
General and administrative	$3,712	$386	$7,597	$820
Operations	147	47	323	191
Research and development	2,680	1,741	6,767	8,842
Sales and marketing	103	21	232	77
	$6,642	$2,195	$14,919	$9,930

11. COMMITMENTS AND CONTINGENCIES
Operating Leases – Right of Use Asset and Liability
The Company has leases for office, warehouse space, and cargo vans.
Operating lease costs by financial statement line item are as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Type	Financial Statement Line Item	2025	2024	2025	2024
Operating lease	General and administrative	26	9	54	26
Operating lease	Operations	770	340	1,456	503
Operating lease	Research and development	2	63	76	133
Total lease costs		$798	$412	$1,586	$662
Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cash paid for operating lease liabilities	$485	$141	$1,019	$420
Right-of-use assets obtained in exchange for operating lease obligations	$1,873	$275	$3,045	$275
Supplemental balance sheet information related to leases is as follows:

	September 30, 2025	December 31, 2024
Weighted-average remaining lease term (in years)	3.03	2.65
Weighted-average discount rate	7.34%	7.24%
Future annual minimum payments under operating leases as of September 30, 2025, are as follows (in thousands):

Remainder of 2025	$591
2026	1,692
2027	1,338
2028	473
2029	192
Thereafter	336
Total undiscounted future cash flows	4,622
Less: imputed interest	(475)
Total operating lease liabilities	$4,147
Finance Lease – Failed Sales-Leaseback
In November 2022, the Company entered into a lease agreement with Farnam Capital for its robot assets. As per ASC 842-40-25, the transaction was considered a failed sales-leaseback and therefore the lease was accounted for as a financing agreement. There was no outstanding liability at September 30, 2025. In April 2025, the Company exercised the option to purchase the assets at the end of the lease for $2.25 million.
Legal Proceedings
From time to time, the Company is a party to litigation and subject to claims incidental to its business. Although the results of litigation and claims cannot be predicted with certainty, the Company currently believes that the final outcome of ongoing matters will not have a material adverse effect on its business. Regardless of the outcome, litigation can have an adverse impact on the Company because of judgment, defense and settlement costs, diversion of management resources, and other factors. At each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable, requiring recognition of a loss accrual, or whether the potential loss is reasonably possible, requiring potential disclosure. Legal fees are expensed as incurred.
In December 2024, a class action complaint was filed in the Superior Court of California, County of Los Angeles, alleging that the Company is in violation of the California Labor Code, among other allegations. This action is seeking restitutionary damages. It is a reasonable possibility that a loss may be incurred; however, the possible range of losses is not estimable given the status of the case.
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
13. SUBSEQUENT EVENTS
On October 10, 2025, the Company entered into a securities purchase agreement with certain institutional investors pursuant to which the Company agreed to issue and sell, in a registered direct offering of an aggregate of 6,250,000 shares of the Company’s common stock at a price of $16.00 per share (the “October 2025 Registered Direct Offering”). The gross proceeds to the Company from the October 2025 Registered Direct Offering were approximately $100 million, before deducting the placement agents’ fees and other offering expenses payable by the Company.

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
Our Company
We are on a mission to deliver a sustainable future by transforming how goods move among people. Serve has developed an advanced, AI-powered robotics mobility platform, with last-mile delivery in cities as its first application. We are an operating company which has experienced losses since our inception. Our primary sources of cash to date have been capital investments by stockholders.
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
Recent Developments
Acquisition of Vayu Robotics, Inc.
On August 15, 2025, the Company acquired all of the issued and outstanding equity of Vayu Robotics, Inc., which was accounted for under the acquisition method of accounting. Refer to the “Liquidity and Capital Resources” section for discussion on the purchase price and the Acquisition's impact on Serve's liquidity.
Acquisition of Voysys AB
On April 1, 2025, the Company acquired all of the issued and outstanding equity of Voysys AB, which was accounted for under the acquisition method of accounting. Refer to the “Liquidity and Capital Resources” section for discussion on the purchase price and the Acquisition’s impact on Company’s liquidity.
Securities Purchase Agreement
On January 7, 2025, we entered into a securities purchase agreement with a certain institutional investor, pursuant to which the Company agreed to issue and sell, in a registered direct offering an aggregate of 4,210,525 shares of the Company’s common stock at a price of $19.00 per share. The gross proceeds to the Company from the January 2025 Registered Direct Offering were approximately $80 million, before deducting the placement agents’ fees and other offering expenses payable by the Company.
Public Offering and Uplisting to Nasdaq

On April 17, 2024, we entered into the Underwriting Agreement with the Underwriter in connection with the Offering. The Company’s net proceeds from the Offering, after deducting the underwriting discount and other estimated offering expenses payable by the Company, were approximately $35.8 million. As a result of the Offering, the Company’s common stock was approved for listing on The Nasdaq Capital Market and commenced trading under the ticker symbol “SERV” beginning on April 18, 2024.

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

In connection with the strategic partnership with Magna, on February 7, 2024, we issued the Magna Warrant to purchase up to 2,145,000 shares of the Company’s common stock, subject to adjustments as provided therein, at an exercise price of $0.01 per share. The Magna Warrant was issued pursuant to a production agreement executed in connection with the MSA between the parties in April 2024 whereby Magna will assist the Company in assembly of robotic delivery vehicles.

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
Customer Concentration.
A significant portion of our revenue is concentrated with three customers, Customer A, Customer B, and Customer C.
For the three months ended September 30, 2025 and 2024, sales to Customer A accounted for 43% and 78% of our total revenue, respectively. For the nine months ended September 30, 2025 and 2024, sales to Customer A accounted for 34% and 22% of our total revenue, respectively.
For the three months ended September 30, 2025 and 2024, sales to Customer B accounted for 27% and none of our total revenue, respectively. For the nine months ended September 30, 2025 and 2024, sales to Customer B accounted for 10% and none of our total revenue, respectively.
For the three months ended September 30, 2025 and 2024, sales to Customer C accounted for < 10% and 17% of our total revenue, respectively. For the nine months ended September 30, 2025 and 2024, sales to Customer C accounted for 27% and 72% of our total revenue, respectively.
A significant portion of our accounts receivable is concentrated with three customers, Customer A, Customer B, Customer C, and Customer D.
As of September 30, 2025, Customer C and Customer B accounted for 55% and 20% of our accounts receivable, respectively. As of December 31, 2024, Customer D and Customer A accounted for 86% and 12% of our accounts receivable, respectively.
There are inherent risks whenever a large percentage of total revenues and accounts receivable are concentrated with a limited number of customers. The loss of any or all of these customers could have a negative impact on our planned operations.
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
Financial Overview
For the three months ended September 30, 2025 and 2024, we generated revenues of $687 thousand and $222 thousand, respectively, and reported net losses of $33.0 million and $8.0 million, respectively.
As noted in our unaudited condensed consolidated financial statements, as of September 30, 2025, we had an accumulated deficit of $174.6 million.
Results of Operations
Comparison of Results of Operations for the three months ended September 30, 2025 and 2024
The following table summarizes our operating results as reflected in our unaudited statements of operations during the three months ended September 30, 2025 and 2024, respectively, and provides information regarding the dollar and percentage increase (or decrease) during such periods (in thousands).

	Three Months Ended September 30,
	2025	2024	Change	Change %
Revenues	$687	$222	$465	209%
Cost of revenues	5,066	378	4,688	1240%
Gross profit (loss)	(4,379)	(156)	(4,223)	2707%

Operating expenses:
General and administrative	13,153	1,980	11,173	564%
Operations	2,987	917	2,070	226%
Research and development	13,414	5,008	8,406	168%
Sales and marketing	883	384	499	130%
Total operating expenses	30,437	8,289	22,148	267%

Loss from operations	(34,816)	(8,445)	(26,371)	312%

Other income (expense):
Interest income	1,707	483	1,224	253%
Interest expense	-	(34)	34	(100)%
Realized gain on foreign currency translation	4	-	4	—%
Realized gain on investments	85	-	85	—%
Total other income (expense)	1,796	449	1,347	300%
Provision for income taxes	-	-	-	—%
Net loss	$(33,020)	$(7,996)	$(25,024)	313%
Revenues increased $0.47 million to $0.69 million for the three months ended September 30, 2025, compared to $0.22 million for the same period in 2024. This increase was primarily due to a larger fleet, which resulted in fleet services revenues increasing by $0.25 million to $0.43 million for the three months ended September 30, 2025, compared to $0.18 million for the same period in 2024. The additional increase was due to software services revenue increasing by $0.22 million to $0.25 million for the three months ended September 30, 2025, compared to $0.04 million for the same period in 2024.
Cost of revenues increased $4.69 million to $5.07 million for the three months ended September 30, 2025, compared with $0.38 million for the same period in 2024, due to costs related to scale-up of our fleet and launch related costs in new markets of $3.96 million.
General and administrative expenses increased $11.17 million to $13.15 million for the three months ended September 30, 2025, from $1.98 million for the same period in 2024, due primarily to an increase of $2.92 million in professional fees that largely included acquisition related transaction costs and corporate expansion related fees, stock-based compensation expense of $3.71 million, and $1.82 million due to increased employee headcount. The remaining $2.73 million is primarily the result of increased incremental operating expenses as we scale for expanded locations and workforce.
Operations expenses increased $2.07 million to $2.99 million for the three months ended September 30, 2025, from $0.92 million for the same period in 2024, $1.10 million due to increased employee headcount, and facility costs of $0.35 million from expansion locations.
Research and development expenses increased $8.41 million to $13.41 million for the three months ended September 30, 2025, from $5.01 million for the same period in 2024, due primarily to an increase of headcount expenses of $4.75 million.
Sales and marketing expenses increased $0.50 million to $0.88 million for the three months ended September 30, 2025, from $0.38 million for the same period in 2024, due to an increase in headcount expenses of $0.28 million.
Interest income increased $1.22 million to $1.71 million for the three months ended September 30, 2025, from income of $0.48 million for the same period in 2024 as a result of interest earned from cash on hand and marketable securities.
Interest expense and amortization decreased $0.03 million to zero for the three months ended September 30, 2025, from the expense of $0.03 million for the same period in 2024, as the prior period expense was related to amortization of debt discount.
Realized gain on foreign currency translation had a negligible increase from the translation of the Company’s non-U.S. transactions to U.S. dollars.
Realized gain on investments increased $0.09 million to $0.09 million for the three months ended September 30, 2025, from income of zero for the same period in 2024 as a result of recognized gains from marketable securities.

Comparison of Results of Operations for the nine months ended September 30, 2025 and 2024
The following table summarizes our operating results as reflected in our unaudited statements of operations during the nine months ended September 30, 2025 and 2024, respectively, and provides information regarding the dollar and percentage increase (or decrease) during such periods (in thousands).

	Nine Months Ended September 30,
	2025	2024	Change	Change %
Revenues	$1,769	$1,637	$132	8%
Cost of revenues	10,476	1,056	9,420	892%
Gross profit (loss)	(8,707)	581	(9,288)	(1599)%

Operating expenses:
General and administrative	25,981	4,861	21,120	434%
Operations	6,780	2,330	4,450	191%
Research and development	29,414	17,434	11,980	69%
Sales and marketing	1,585	668	917	137%
Total operating expenses	63,760	25,293	38,467	152%

Loss from operations	(72,467)	(24,712)	(47,755)	193%

Other income (expense):
Interest income	5,293	789	4,504	571%
Interest expense	(3)	(1,926)	1,923	(100)%
Realized gain on foreign currency translation	4	-	4	—%
Realized gain on investments	85	-	85	—%
Change in fair value of derivative liability	-	(222)	222	(100)%
Total other income (expense)	5,379	(1,359)	6,738	(496)%

Provision for income taxes	-	-	-	—%
Net loss	$(67,088)	$(26,071)	$(41,017)	—%

Revenues increased $0.13 million to $1.77 million for the nine months ended September 30, 2025, compared to $1.64 million for the same period in 2024. As a result of a larger fleet, the Company recognized increases in fleet services revenues of $0.52 million to $0.97 million for the nine months ended September 30, 2025, compared to $0.45 million for the same period in 2024. Offsetting this increase was a decrease in software services revenue.
Cost of revenues increased $9.42 million to $10.48 million for the nine months ended September 30, 2025, compared with $1.06 million for the same period in 2024, due to costs related to scale-up of our fleet and launch related costs in new markets of $7.58 million.
General and administrative expenses increased $21.12 million to $25.98 million for the nine months ended September 30, 2025, from $4.86 million for the same period in 2024, due to an increase in stock-based compensation expense of $6.70 million, increase in headcount expenses of $3.99 million, and $2.83 million in professional fees that largely included acquisition related transaction costs and corporate expansion related fees, and $2.25 million finance lease purchases. The remaining $5.35 million is primarily the result of increased incremental operating expenses as we scale for expanded locations and workforce.

Operations expenses increased $4.45 million to $6.78 million for the nine months ended September 30, 2025, from $2.33 million for the same period in 2024, due to an increase in headcount expenses of $1.84 million, increase in stock-based compensation expense of $0.32 million, and an increase in facility costs of $0.81 million from expansion locations.
Research and development expenses increased $11.98 million for the nine months ended September 30, 2025 to $29.41 million, compared to $17.43 million for the same period in 2024, due primarily to an increase of headcount expenses of $8.94 million.
Sales and marketing expenses increased $0.92 million to $1.59 million for the nine months ended September 30, 2025, from $0.67 million for the same period in 2024, due to an increase in headcount expenses of $0.51 million and marketing expenses of $0.11 million.
Interest income increased $4.50 million to $5.29 million for the nine months ended September 30, 2025, from $0.79 million for the same period in 2024 as a result of interest earned from cash on hand and marketable securities.
Interest expense and amortization decreased $1.92 million to zero for the nine months ended September 30, 2025, from the expense of $1.93 million for the same period in 2024, as the prior period expense was related to amortization of debt discount.
Realized gain on foreign currency translation had a negligible increase from the translation of the Company’s non-U.S. transactions to U.S. dollars.
Realized gain on investments increased $0.09 million to $0.09 million for the three months ended September 30, 2025, from income of zero for the same period in 2024 as a result of recognized gains from marketable securities.
Key Metrics
We regularly review the following key business metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions:

	Three Months Ended		Nine Months Ended
	September 2025	September 2024	September 2025	September 2024
Key Metrics	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Daily Active Robots	312	59	182	49
Daily Supply Hours	3,781	465	2,062	384
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
Liquidity and Capital Resources
As of September 30, 2025, our principal sources of liquidity were cash and cash equivalents, and marketable securities of $210.45 million, which consisted of $116.84 million in cash and cash equivalents and $93.61 million in marketable securities. Cash and cash equivalents consisted of cash on deposit with banks as well as an institutional money market account. Marketable securities consisted of commercial paper, corporate bonds, U.S. government agency securities and U.S. Treasury securities.

We have generated significant operating losses from our operations as reflected in our accumulated deficit of $174.61 million as of September 30, 2025. We have historically funded our operations from issuance of equity and debt securities, including our initial public offering in April 2024 and subsequent equity issuances. To execute on our strategic initiatives to continue to grow our business, we may incur operating losses and generate negative cash flows from operations in the future, and as a result, we may require additional capital resources. We believe our existing cash and cash equivalents and marketable securities will be sufficient to meet our working capital and capital expenditures needs for at least the next 12 months.

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
The following table shows a summary of our cash flows for the periods (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
Net cash (used in) provided by:
Operating activities	$(50,601)	$(15,279)	$(35,322)
Investing activities	(122,144)	(5,395)	(116,749)
Financing activities	166,262	71,580	94,682
Increase (decrease) in cash and cash equivalents	$(6,483)	$50,906	$(57,389)
Operating Activities
Net cash used in operating activities was $50.60 million and $15.28 million for the nine months ended September 30, 2025 and 2024, respectively. The increase of $35.32 million primarily consisted of an increased net loss of $41.02 million, adjusted for certain non-cash items, which primarily includes an increase of $3.35 million of depreciation and amortization expense and $4.99 million of non-cash stock-based compensation expense, offset by a decrease of $1.68 million of amortization of debt discount.
Investing Activities

Net cash used in investing activities was $122.14 million and $5.40 million for the nine months ended September 30, 2025 and 2024, respectively. The increase of $116.75 million was primarily due to the purchase of short-term marketable securities of $107.49 million, incremental robot build construction in-process of $15.4 million, and the purchase of a newly acquired businesses for $7.5 million, offset by proceeds of marketable securities of $14.20 million.
Financing Activities
Net cash provided by financing activities was $166.26 million and $71.58 million for the nine months ended September 30, 2025 and 2024, respectively. The increase of $94.68 million primarily consisted of proceeds from the issuance of the Company’s common stock pursuant to 2025 Equity Distribution Agreement, net of offering costs of $78.8 million, and proceeds from issuance of the Company’s common stock pursuant to securities purchases, net of offering costs, resulting in an increase of $40.00 million.
Indebtedness
In March 2022, we entered into a term loan with Silicon Valley Bank for gross proceeds of $2.50 million and the loan was repaid in full as of September 30, 2024.
In June 2022, we entered into an equipment financing lease agreement with Farnam Street commencing November 2022, for the cost of building robots, calling for 24 monthly payments of approximately $0.19 million based on an expected total cost of $4.46 million of robot parts and manufacturing costs. In December 2023, the agreement was modified to require three monthly repayments of approximately $0.03 million each and 12 monthly repayments of approximately $0.19 million each, subject to certain terms and effective in January 2024. There was no outstanding liability as of September 30, 2025. In April 2025, the Company exercised the option to purchase the assets at the end of the lease for $2.25 million.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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
Material Weaknesses in Internal Control Over Financial Reporting

Management has identified the following material weaknesses in the Company’s internal control over financial reporting that exist as of September 30, 2025. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2025, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There are no pending, threatened or actual material legal proceedings to which the Company or any of its subsidiaries is a party.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors as disclosed in Part I, Item 1A. “Risk Factors” beginning on page 8 of our Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities

In connection with the transactions contemplated by the Vayu Merger Agreement, the Company issued 1,410,469 shares of its common stock. The shares of common stock were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

In accordance with the terms of the Vayu Merger Agreement, upon the closing of the transaction, the Company also issued 4,000,000 warrants to a certain Vayu securityholder. Each Warrant entitles the holder to purchase one share of the Company’s common stock, subject to adjustment thereunder, at an exercise price of $10.36 per share (which amount is equal to the 10-day volume weighted average price of the common stock prior to the closing of the transaction). The Warrants contain customary terms and are exercisable at any time on or after August 15, 2029, and terminate on August 15, 2031. The Warrants were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act.

Issuer Purchases of Equity Securities

None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On September 24, 2025, Brian Read, our Chief Financial Officer, entered into a Rule 10b5-1 trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act with respect to the potential sale of up to 60,000 shares of the Company’s common stock. The arrangement has a termination date of the earlier of (i) September 23, 2026 or (ii) the date on which an aggregate of 60,000 shares of the Company’s common stock have been sold under the Rule 10b5-1 trading plan. In no event shall shares of the Company’s common stock be sold under the trading plan prior to December 24, 2025. As of the date of this report, none of the shares were sold and no other adjustments were made to the trading plan during the quarterly period covered by this report.

On September 29, 2025, David Goldberg, a member of our Board, entered into a Rule 10b5-1 trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act with respect to the potential sale of up to 20,000 shares of the Company’s common stock. The arrangement has a termination date of the earlier of (i) September 29, 2026 or (ii) the date on which an aggregate of 20,000 shares of the Company’s common stock have been sold under the Rule 10b5-1 trading plan. In no event shall shares of the Company’s common stock be sold under the trading plan prior to December 30, 2025. As of the date of this report, none of the shares were sold and no other adjustments were made to the trading plan during the quarterly period covered by this report.

Other than as disclosed above, during the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit No.	Description
4.1	Common Stock Purchase Warrant, dated as of August 15, 2025 (incorporated by reference to the Company’s Form 8-K filed with the SEC on August 18, 2025).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*    Filed herewith.
**    Furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERVE ROBOTICS INC.

Dated: November 14, 2025	By:	/s/ Ali Kashani
Ali Kashani
Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2025	By:	/s/ Brian Read
Brian Read
Chief Financial Officer
(Principal Financial and Accounting Officer)