Form 10-Q
period 2026-03-31
Serve Robotics Inc. /DE/
filed 2026-05-07
CIK 1832483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
As of May 5, 2026, the registrant had 77,373,296 shares of its common stock, par value $0.0001 per share, outstanding.

SERVE ROBOTICS INC.
i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “intend,” “seek,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” “might,” “forecast,” “continue,” or the negative of those terms, and similar expressions and comparable terminology intended to reference future periods. Forward-looking statements include, but are not limited to, statements about:
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
•our obligation to develop and maintain proper and effective internal control over financial reporting, and the presence of material weaknesses that increase the risk of material misstatement of our consolidated financial statements; and
•other risks and uncertainties, including those listed in our Annual Report on Form 10-K for the year ended December 31, 2025, including the factors described in the section entitled “Item 1A. Risk Factors.”
Actual events or results may differ from those expressed in forward-looking statements. As such, you should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results, prospects, strategy, and financial needs. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, assumptions, and other factors described in the section entitled “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2025. Moreover, we operate in a highly competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that such information provides a reasonable basis for these statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.
The forward-looking statements made in this Quarterly Report on Form 10-Q speak only as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information, actual results, revised expectations, or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements.
ii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

SERVE ROBOTICS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts and per share data)
(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$47,114	$106,239
Short-term marketable securities	140,364	127,170
Accounts receivable, net	3,942	851
Prepaid expenses	7,821	6,042
Other receivables	1,662	696
Other current assets	228	77
Total current assets	201,131	241,075
Property and equipment, net	57,095	47,013
Long-term marketable securities	9,930	26,344
Intangible assets, net	36,508	31,313
Goodwill	27,998	15,530
Operating lease right-of-use assets	4,752	5,369
Other non-current assets	3,390	1,107
Total assets	$340,804	$367,751

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,704	$5,014
Accrued liabilities	9,621	6,482
Deferred revenue	2,524	2
Operating lease liabilities, current	1,886	1,800
Total current liabilities	19,735	13,298
Operating lease liabilities, non-current	2,932	3,454
Deferred tax liabilities	347	255
Total liabilities	23,014	17,007
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of both March 31, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized, 76,061,507 and 74,781,782 shares issued and 76,014,674 and 74,734,949 shares outstanding as of March 31, 2026 and December 31, 2025, respectively	7	7
Additional paid-in capital	575,734	559,485
Accumulated other comprehensive income (loss)	(61)	138
Accumulated deficit	(257,890)	(208,886)
Total stockholders’ equity	317,790	350,744
Total liabilities and stockholders’ equity	$340,804	$367,751
The accompanying notes are an integral part of these condensed consolidated financial statements.

SERVE ROBOTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share amounts and per share data)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues	$2,984	$440
Cost of revenues	11,985	1,909
Gross loss	(9,001)	(1,469)

Operating expenses:
Research and development	19,037	6,880
General and administrative	14,916	4,750
Operations	6,955	1,668
Sales and marketing	1,873	239
Total operating expenses	42,781	13,537

Loss from operations	(51,782)	(15,006)

Other income (expense):
Interest income	2,106	1,792
Interest expense	—	(3)
Realized loss on foreign currency translation	(10)	—
Realized loss on investments	(1)	—
Other income	35	—
Net loss before income taxes	(49,652)	(13,217)
Benefit from income taxes	648	—
Net loss	$(49,004)	$(13,217)

Other comprehensive loss, net of tax:
Unrealized loss on foreign currency translation	(4)	—
Unrealized loss on investments	(195)	—
Other comprehensive loss, before tax	(199)	—
Income tax expense related to items of other comprehensive income	—	—
Other comprehensive loss, net of tax	(199)	—
Comprehensive loss	$(49,203)	$(13,217)

Weighted average common shares outstanding - basic and diluted	75,302,980	56,319,299
Net loss per common share - basic and diluted	$(0.65)	$(0.23)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERVE ROBOTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts and per share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2024	51,288,566	$5	$239,201	$—	$(107,525)	$131,681
Issuance of common stock, net of offering costs	4,210,525	1	75,847	—	—	75,848
Short-swing profit disgorgement	—	—	48	—	—	48
Vested restricted stock units	121,660	—	—	—	—	—
Exercise of warrants	1,164,644	—	11,787	—	—	11,787
Exercise of options	60,120	—	138	—	—	138
Stock-based compensation	—	—	3,879	—	—	3,879
Net loss	—	—	—	—	(13,217)	(13,217)
Balances at March 31, 2025	56,845,515	$6	$330,900	$—	$(120,742)	$210,164

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2025	74,734,949	$7	$559,485	$138	$(208,886)	$350,744
Issuance of common stock under the 2025 Equity Distribution Agreement, net of offering costs	190,000	—	1,506	—	—	1,506
Acquisitions	344,889	—	6,984	—	—	6,984
Vested restricted stock units	666,307	—	—	—	—	—
Exercise of options	78,529	—	406	—	—	406
Stock-based compensation	—	—	7,353	—	—	7,353
Other comprehensive loss	—	—	—	(199)	—	(199)
Net loss	—	—	—	—	(49,004)	(49,004)
Balances at March 31, 2026	76,014,674	$7	$575,734	$(61)	$(257,890)	$317,790

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERVE ROBOTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(49,004)	$(13,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	7,353	3,879
Depreciation & amortization	6,258	475
Deferred income taxes	(648)	—
Accretion of discount on available-for-sale securities	(418)	—
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable, net	(2,225)	(295)
Prepaid expenses	(1,257)	285
Other receivables	(966)	(526)
Other current assets	(58)	—
Accounts payable	(1,103)	(267)
Accrued liabilities	673	236
Deferred revenue	598	(20)
Operating lease liabilities	(625)	(13)
Net cash used in operating activities	(41,422)	(9,463)
Cash flows from investing activities:
Proceeds from maturities and sales of marketable securities	60,287	—
Purchases of marketable securities	(57,011)	—
Acquisitions, net of cash acquired	(21,447)	—
Purchases of property and equipment	(1,444)	(3,461)
Security deposits	—	356
Capitalized implementation costs	—	(56)
Other investments activities	—	(139)
Net cash used in investing activities	(19,615)	(3,300)
Cash flows from financing activities:
Proceeds from issuance of common stock under the 2025 Equity Distribution Agreement, net of offering costs	1,506	—
Proceeds from exercise of options	406	138
Proceeds from issuance of common, net of offering costs	—	75,847
Proceeds from exercise of warrants	—	11,787
Repayments of financing lease liability	—	(564)
Proceeds from short-swing profit disgorgement	—	48
Net cash provided by financing activities	1,912	87,256
Effect of exchange rate changes on cash and cash equivalents	—	—
Net change in cash and cash equivalents	(59,125)	74,493
Cash and cash equivalents at beginning of period	106,239	123,266
Cash and cash equivalents at end of period	$47,114	$197,759

Supplemental disclosure of cash flow information:
Cash paid for interest	$92	$36
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Non-cash consideration for acquisitions	$6,984	$—
Purchases of property and equipment, accrued but not paid	$1,188	$912
Operating lease right-of-use assets obtained for lease obligations	$57	$325

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERVE ROBOTICS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The Company is headquartered in Redwood City, California.
Serve designs, develops, and operates low-emissions robotics systems that navigate and perform work in complex, human-centered environments. Serve has developed an advanced platform that combines proprietary hardware, artificial intelligence, computer vision, and cloud-based fleet management software to enable safe, reliable, and scalable autonomous operations across multiple outdoor and indoor physical domains.
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
These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2025 included in our Annual Report on Form 10-K. Interim results are not necessarily indicative of the results that may be expected for a full year.
Liquidity and Going Concern

As of March 31, 2026, our principal sources of liquidity were cash and cash equivalents and short-term marketable securities of $187.5 million, which consisted of unrestricted cash and cash equivalents on hand of $47.1 million and $140.4 million in short-term marketable securities. The Company has incurred recurring losses each year since its inception and continues to forecast operating and investing cash outflows.

Our projections of future cash needs and cash flows may differ from historical results. If current cash on hand, cash equivalents, and cash that may be used or generated from our business operations are insufficient to continue to operate our business, we will implement a plan to reduce operating and investing cash flows through reducing planned capital expenditures and planned operating expenses. Future business acquisitions will be evaluated based on whether resulting cash outflows will enable us to operate our business to be able to continue as a going concern.

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

If we identify sources for additional funding, such as the sale of additional equity securities or convertible debt, this will result in dilution to our stockholders. We can give no assurance that we will generate sufficient cash flows in the future to satisfy our liquidity requirements or sustain future operations in the longer-term, or that other sources of funding, such as sales of equity or debt, would be available or would be approved by our securityholders, if needed, on favorable terms or at all. If we fail to obtain additional working capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition. Furthermore, such lack of funds may inhibit our ability to respond to competitive pressures or unanticipated capital needs, or may force us to reduce operating expenses, which would significantly harm the business and development of operations.
Use of Estimates

The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, (i) valuation of acquired intangible assets and goodwill, (ii) impairment of long-lived assets and goodwill, (iii) estimated useful lives of amortizable long-lived assets, (iv) fair values of investments and other financial instruments, (v) the incremental borrowing rate applied in lease accounting, (vi) allocation of depreciation, amortization, and wireless network connectivity expenses to cost of revenue, (vii) valuation of stock-based compensation, and (viii) fair value of contingent consideration. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.
Significant Accounting Policies
Other than the accounting policies as disclosed in this Quarterly Report on Form 10-Q, there have been no material changes to our significant accounting policies disclosed in Note 2 - Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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
A significant portion of our revenue is concentrated with a limited number of customers. The following table represents the concentration of revenue for all customers that accounted for more than 10% of our revenues for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Customer A sales as a percentage of total revenues	17%	N/A
Customer B sales as a percentage of total revenues	14%	26%
Customer C sales as a percentage of total revenues	11%	N/A
Customer D sales as a percentage of total revenues	N/A	57%

A significant portion of our accounts receivable is concentrated with a limited number of customers. The following table represents the concentration of accounts receivable for all customers that account for more than 10% of our total accounts receivable as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Customer A receivables as a percentage of total accounts receivable	32%	30%
Customer B receivables as a percentage of total accounts receivable	N/A	11%
Customer C receivables as a percentage of total accounts receivable	N/A	N/A
Customer D receivables as a percentage of total accounts receivable	N/A	N/A
Customer E receivables as a percentage of total accounts receivable	N/A	18%
Business Combinations
The Company accounts for business combinations using the acquisition method of accounting, which requires, among other things, allocation of the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed at their estimated fair values on the acquisition date. The excess of the fair value of purchase consideration over the values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to the valuation of intangible assets. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, not to exceed one year from the date of acquisition, the Company may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill if new information is obtained related to facts and circumstances that existed as of the acquisition date. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are reflected in the unaudited condensed consolidated statements of operations.
Acquisition-related costs are costs that the Company incurs to effect a business combination, such as advisory, legal, accounting, valuation, and consulting fees. These costs are expensed as incurred. The Company recognized $1.8 million of acquisition costs during the three months ended March 31, 2026. There was an insignificant amount of acquisition costs recognized in the three months ended March 31, 2025.
Contingent consideration is classified as a liability or as equity on the basis of the definitions of a financial liability and an equity instrument. The Company recognizes the fair value of any contingent consideration that is transferred to the seller in a business combination on the date at which control of the acquiree is obtained. Equity-classified contingent consideration related to acquisitions is measured at fair value upon acquisition of the acquiree and is recorded in permanent equity. Equity-classified contingent consideration is not revalued at each reporting period. Liability-classified contingent consideration related to acquisitions is measured at fair value upon acquisition of the acquiree and is recorded as a liability based on the expected dates of payment. Liability-classified contingent consideration is revalued each reporting period.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is recognized using the straight-line method over the following estimated useful lives:

Estimated Useful Life
Robot Assets	4-6 years
Office Equipment	3 years
Leasehold Improvements	Shorter of remaining lease term or estimated useful life for leasehold improvements
The range of useful lives of leasehold improvements will depend on the specific circumstances for each improvement and the associated lease agreement. As of March 31, 2026, leasehold improvements are being depreciated over 1 to 6 years. Estimated useful lives are routinely assessed by management for reasonableness. Maintenance and repairs are expensed as incurred. When assets are retired or otherwise disposed of, the cost of these assets and related accumulated depreciation or amortization are eliminated from the unaudited condensed consolidated balance sheets and any resulting gains or losses are included in the unaudited condensed consolidated statements of operations in the period of disposal.
Intangible Assets, Net
Intangible assets result from acquisitions. The accounting for acquisitions requires significant estimates and judgments based on assumptions that are believed to be reasonable. Intangible assets consist of developed technology, customer relationships, and trade names. Intangible assets are recorded at fair value as of the date of acquisition and amortized using a method consistent with the pattern of benefit, which is typically on a straight-line basis over their estimated useful lives, generally 4 to 25 years. The Company reviews identifiable definite-lived intangible assets for impairment under the long-lived asset model described under “Impairment of Long-Lived Assets” as disclosed in Note 2 - Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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

The Company classifies stock-based compensation expense in its unaudited condensed consolidated statements of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

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

For awards with performance-based vesting conditions, compensation expense is recognized on a straight-line basis over the requisite service period. The fair value of each performance-based award granted is estimated on the date of grant. For performance-based awards with vesting conditions that impact the determination of fair value, the Company uses a Monte Carlo simulation option pricing model. This model requires the input of subjective assumptions, including expected stock price volatility, expected term, risk-free interest rate, dividend yield and the probability and timing of achieving the applicable performance conditions, as applicable. The Company estimates expected volatility based on the historical volatility of its common stock. The risk-free interest rate is based on U.S. Treasury yields with maturities consistent with the expected term of the awards. The Company assumes no expected dividend yield because it has not historically paid, and does not currently expect to pay, dividends on its common stock.
Revenue Recognition
The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). The Company derives its revenue from fleet services and software services. Revenue is measured based on the consideration the Company expects to be entitled to receive in exchange for transferring promised goods or services to customers, as determined by the terms of the applicable contract. The Company recognizes revenue when it satisfies its performance obligations by transferring control of the promised goods or services to the customer. When a contract contains multiple distinct performance obligations, the Company allocates the transaction price to each performance obligation based on its relative standalone selling price. As a practical expedient, the Company does not adjust the transaction price for the effects of a significant financing component when, at contract inception, the period between payment by the customer and the transfer of the related goods or services is expected to be one year or less.
Fleet services revenue is generated from the Company’s robot fleet completing delivery services and branding services. For delivery services, the determination that a performance obligation has been satisfied depends on the environment in which the service is provided. For outdoor delivery services, each delivery order is considered a new contract with the delivery of the specified good representing the single performance obligation. Accordingly, the Company satisfies its performance obligation when the delivery is complete, which is the point in time control of the delivered product transfers to the customer. For indoor delivery services, autonomous robot solutions are provided to customers as a stand ready obligation. Under this model, the Company retains ownership and control of its robots, which are available for the customer’s continuous use within their facilities over the contracted period of time. Under this model, the customer is provided with a bundle of integrated goods and services, including deployment of the autonomous robot, access to the proprietary software necessary for the robot functionality, implementation services, ongoing support and maintenance throughout the contracted term and autonomous robot deliveries. The bundle of integrated service offerings is considered a single performance obligation and recognized over time. As the customer is receiving and benefiting from these services simultaneously, revenue is recognized over time. The Company’s performance obligation on branding services is to continually promote a brand over the duration of the contractual term, which is typically less than one year. The Company primarily recognizes branding revenue in the amount that it has the right to invoice as branding services are rendered.
Software services revenue is generated from licensing software to customers, and delivering engineering and development projects. The Company recognizes revenue on its software services over time based on the contract term. The Company determines measurable performance obligations, which are assessed on a contract by contract basis. The Company develops certain measures to estimate the progress of the performance obligation at each reporting period end.
Fees that have been invoiced or paid but performance obligations have not been met are recorded as deferred revenue. As of March 31, 2026 and December 31, 2025, the Company had $2.5 million and an immaterial amount, respectively, in deferred revenue pertaining to fleet and software services.
Cost of Revenue
Cost of revenue consists of direct labor, depreciation of robot assets, amortization of developed technology, network and other direct costs related to data, software, and services required for the robots to operate as intended.
For the outdoor delivery fleet, the Company allocates a portion of depreciation expense and network costs recognized during each period based on the percentage of the fleet available for delivery to cost of revenue. Fully depreciated assets are excluded from the calculation of utilization. For the indoor delivery fleet, the Company records robot depreciation expense, amortization expense related to the developed technology, and network and software licensing costs recognized during each period for all billable robots in each period. A billable robot is defined as a robot that is deployed at the customer location and available for customer use at any time.
Direct labor costs are allocated to cost of revenue based on departments or resources with direct contract involvement. Each contract is assessed to determine which personnel will be directly involved in delivery of performance obligations. Direct labor typically includes roles in fleet management, hardware operations, and software engineering.
Net Loss per Share
Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the weighted average number of shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of diluted net loss per share if their inclusion would be anti-dilutive. As all potentially dilutive securities were anti-dilutive as of March 31, 2026 and 2025, diluted net loss per share is the same as basic net loss per share for each three month period.

Potentially dilutive items outstanding as of March 31, 2026 and 2025 are as follows:

	Three Months Ended March 31,
	2026	2025
Common stock warrants	5,079,294	2,170,789
Contingently issuable shares	1,827,624	—
Stock options	743,872	938,131
Unvested restricted stock awards subject to recourse and nonrecourse loans	46,833	107,526
Unvested restricted stock units	9,461,039	5,480,113
Total potentially dilutive shares	17,158,662	8,696,559
Recent Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”), in the form of Accounting Standards Updates (“ASUs”), to the FASB’s Accounting Standards Codification (“ASC”). The Company will adopt these changes according to the various timetables the FASB specifies. There were no recently adopted accounting standards which had a material impact on the Company’s consolidated financial position, results of operations, changes in stockholders’ equity and cash flows.
Recent Accounting Pronouncements Adopted
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740) - Improvements to Income Tax Disclosures,” which requires greater disaggregation of income tax disclosures related to the income tax reconciliation and income taxes paid. The amendments improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The new standard is effective for annual periods beginning after December 15, 2024. We prospectively adopted ASU 2023-09 as of December 31, 2025. The additional required disclosures did not have a material impact on our consolidated financial statements.
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
In May 2025, the FASB issued ASU 2025-03, “Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity,” which provides updates to the guidance for identifying the “accounting acquirer” in business combinations involving Variable Interest Entities. ASU 2025-03 is effective for annual periods beginning after December 15, 2026. The Company is evaluating the impact of this standard, but it does not expect the standard to have an impact on its financial statements and related disclosures.
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

3. REVENUE

Disaggregated Revenue Information

All revenue recognized during the periods presented was attributable to the Company’s core business operations, which are conducted through its single operating segment. Revenue is generated from the Company’s operations in the United States.

The following table presents our revenues disaggregated by service type. This level of disaggregation takes into consideration how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors (in thousands):

	Three Months Ended March 31,
	2026	2025
Fleet services	$1,958	$211
Software services	1,026	229
Total revenue	$2,984	$440

Fleet Services

The Company derives revenue from its fleet of autonomous robots by offering delivery services and branding services. Delivery services revenue is derived from outdoor delivery services through partnerships with platforms to fulfill orders and indoor delivery services through partnerships with healthcare organizations to assist healthcare workers with transporting items through healthcare facilities. Branding services revenue is derived from fees paid by customers for the display of their company’s branding on Serve robots and/or by reserving robots for appearances at marketing opportunities.

Software Services

Software services revenue is derived from licensing software to customers, and engineering and development projects. Software licensing generates revenue from fees paid by customers for access to the Company’s proprietary software platforms and/or hosting services. Engineering and development project revenue is derived from partnerships for the development of software solutions utilizing the internally developed technology platform.

Deferred Revenue

The Company records deferred revenues when cash payments are received or due in advance of the Company satisfying its performance obligations. The changes in the balances of deferred revenue were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Balance as of beginning of period	$2	$20
Additions	1,894	—
Increases due to acquisitions	1,925	—
Revenue recognized	(1,297)	(20)
Balance as of end of period	$2,524	$—

As of March 31, 2026, all of the deferred revenue is classified as current on the unaudited condensed consolidated balance sheet and expected to be recognized within the next twelve months.

Remaining Performance Obligation

Remaining performance obligation represents contracted revenue that has not yet been recognized, including unearned revenue and unbilled amounts that will be recognized as revenue in future periods. Remaining performance obligation is influenced by several factors, including seasonality, the timing of renewals, average contract terms and acquisitions. Remaining performance obligation is subject to future economic risks, including bankruptcies, regulatory changes and other market factors.

We have applied the practical expedients not to present unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, (ii) contracts with variable consideration that is allocated entirely to unsatisfied performance obligations or to a wholly unsatisfied promise accounted for under the series guidance, and (iii) contracts for which we recognize revenue at the amount which it has the right to invoice for services performed.

Remaining performance obligation consisted of the following (in thousands):

	Current	Noncurrent	Total
As of December 31, 2025	$—	$—	$—
As of March 31, 2026	$2,917	$4,185	$7,102

The majority of the Company’s noncurrent remaining performance obligation is expected to be recognized in the next 13 to 44 months.
4. ACQUISITIONS
Fiscal 2026 Acquisitions
Diligent Robotics, Inc. Acquisition
On January 27, 2026 (the “Diligent Closing Date”), the Company completed its acquisition of Diligent Robotics, Inc. (“Diligent”), a provider of AI-powered robot assistants for the healthcare industry. Pursuant to the Agreement and Plan of Merger (the “Diligent Merger Agreement”), dated as of January 19, 2026, by and among the Company, Delight Merger Sub, Inc., a Delaware corporation and direct wholly-owned subsidiary of the Company, Diligent, and Andrea Thomaz, an individual, solely in her capacity as the representative of the indemnifying securityholders, the Company acquired all of the issued and outstanding equity of Diligent (the “Diligent Acquisition”).
Pursuant to the terms of the Diligent Merger Agreement, the aggregate consideration paid by the Company to the Diligent stockholders at the closing of the Diligent Acquisition had an aggregated fair value of $25.7 million of cash, common stock, and earnout contingent consideration. After giving effect to the adjustments as set forth in the Diligent Merger Agreement, the Company issued 197,472 shares of the Company’s common stock to the Diligent stockholders with a fair value of $2.5 million based on the Company’s closing stock price as of the date of acquisition. In addition, up to 366,332 shares of the Company’s common stock may be issued in the future upon achievement of certain milestones set forth in the Diligent Merger Agreement, of which 274,749 shares relate to the contingent consideration included in the consideration transferred. The remaining 91,583 shares of the Company’s common stock to be issued upon achievement of certain future milestones as set forth in the Diligent Merger Agreement are attributed to certain employees and subject to a continuous service-condition. Refer to Note 10 for additional information regarding the earnout consideration arrangements.

The total preliminary fair value of consideration paid in connection with the acquisition of Diligent consisted of the following:

	Shares	Per Share	Total Consideration (in thousands)
Cash consideration paid			$20,095
Fair value of Serve’s common shares issuable to Diligent stockholders (including escrow amounts)	197,472	$12.77	2,522
Fair value of contingent earnout consideration	274,749	$11.25	3,090
Total purchase price consideration			$25,707

At the closing, each outstanding share of Diligent common stock, all Diligent options, and all Diligent warrants were automatically cancelled for no consideration and each outstanding share of Diligent preferred stock was automatically cancelled and converted into the right to receive shares of the Company’s common stock, including any escrow releases and earnout consideration, as set forth in the Diligent Merger Agreement. Each Diligent restricted stock unit held by a continuing employee immediately prior to the closing was assumed and converted into a restricted stock unit on a 1:1 basis and on substantially identical terms and conditions. The Company assumed 1,319,151 restricted stock units held by continuing employees of Diligent.

The Company allocated the fair value of the purchase price consideration to the tangible and intangible assets acquired and liabilities assumed, based on estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The Company’s valuation assumptions of acquired assets and assumed liabilities require significant estimates with respect to intangible assets. The acquired company’s intangible assets are comprised of developed technology and trade name. The estimated fair values of the developed technology and trade name were determined using the relief from royalty method under the income-based approach. This method estimates the fair value of the intangible asset based on the present value of royalty payments that would be paid if the subject intangible asset was not owned but paid to a third-party for the use of the asset..

The preliminary goodwill of $10.4 million arising from the acquisition is attributed to the expected synergies, including innovation synergies, synergies related to the assembled workforce, and other benefits expected to be generated. Substantially all of the goodwill recognized is not expected to be deductible for tax purposes.

Certain data necessary to complete the purchase price allocation remains preliminary. The Company expects to complete the purchase price allocation within 12 months of the Diligent Closing Date, at which time the purchase price allocation set forth herein may be revised. Any such revisions or changes may be material. The Company utilized widely accepted income-based, market-based, and cost-based valuation approaches to perform the preliminary purchase price allocation.

The Company’s preliminary allocation of the purchase price, based on the estimated fair value of the assets acquired and liabilities assumed as of the Diligent Closing Date, is as follows (in thousands):

January 27, 2026
Total purchase price consideration	$25,707

Assets acquired:
Cash and cash equivalents	557
Accounts receivable	564
Prepaid expenses	388
Property and equipment	12,474
Intangible assets	6,000
Capitalized software	2,238
Other assets	128
Total identified assets acquired	22,349

Liabilities assumed:
Accounts payable	(2,010)
Accrued liabilities	(2,327)
Deferred revenue	(1,925)
Deferred tax liability	(740)
Other liabilities	(88)
Total identified liabilities	(7,090)

Fair value of identifiable assets, net of identifiable liabilities assumed	$15,259
Goodwill	$10,448
The following table sets forth the preliminary components of intangible assets acquired (in thousands) and their estimated useful life as of the date of acquisition (in years):

Intangible Assets	Weighted Average Useful Life	January 27, 2026
Developed technology	6	$5,300
Trade names	4	700
Total fair value of intangible assets		$6,000
The Company recorded $1.2 million of acquisition related costs in the three months ended March 31, 2026, representing professional fees and other direct acquisition costs. These costs are recorded within general and administrative expense in our unaudited condensed consolidated statements of operations.
The amounts of revenue and loss from Diligent included in the Company’s unaudited condensed consolidated statements of operations from January 27, 2026 to the period ending March 31, 2026 was $1.2 million and $5.9 million, respectively.
Pro forma results (unaudited)
The following pro forma information for the three months ended March 31, 2026 assumes the Diligent Acquisition occurred as of the beginning of the year immediately preceding the transaction. The pro forma information contains the actual operating results of the Company combined with the results of Diligent prior to acquisition dates, adjusted to reflect the pro forma impact of the acquisitions occurring as of January 1, 2025. The pro forma adjustments primarily consist of $2.0 million to remove interest expense recorded on debt paid off at close and the addition of $1.7 million in transaction costs. This pro forma presentation does not include any impact of transaction synergies.
The following table presents the unaudited pro forma consolidated revenue and net loss for the combined company as a result of the Diligent Acquisition (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenues	$3,483	$2,803
Net Loss	$(50,630)	$(20,102)
The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the Diligent Acquisition been consummated as of January 1, 2025.
Vebu, Inc. Acquisition
On February 17, 2026 (the “Vebu Closing Date”), the Company completed its acquisition of Vebu, Inc. (“Vebu”), which specializes in developing advanced automation solutions and robotic systems that streamline food preparation and kitchen workflows across the food supply chain. Pursuant to the agreement and plan of merger (the “Vebu Merger Agreement”) dated February 5, 2026 entered into by and among Serve, Vebu and Serve Kitchen Robotics Inc., a Delaware corporation and direct wholly owned subsidiary of the Company, and James Buckly Jordan, an individual, solely in his capacity as the representative of the indemnifying securityholders (the “Vebu Acquisition”).
Pursuant to the terms of the Vebu Merger Agreement, the aggregate consideration paid by the Company to the Vebu stockholders at the closing of the Vebu Acquisition had an aggregate value of $3.7 million of cash, common stock, and earnout contingent consideration. The consideration includes $2.3 million paid in cash to satisfy the net debt adjustment and a potential earnout which may be earned upon the achievement of certain milestones set forth in the Vebu Merger Agreement. After giving effect to such adjustments as set forth in the Vebu Merger Agreement, the Company issued 147,445 shares of the Company’s common stock to the Vebu stockholders.
In addition, as set forth in the Vebu Merger Agreement, Vebu stockholders may be entitled to receive additional earnout consideration consisting of a number of shares of the Company’s common stock equal to 33% of the net proceeds generated during the earnout period, divided by the volume-weighted average price of the Company’s common stock over the earnout period (the “Earnout Consideration”). The Earnout Consideration is classified as a liability in accordance with ASC 480 because the Company is obligated to issue a variable number of shares. As of March 31, 2026, the fair value of the contingent consideration was deemed to be $5.0 thousand. The contingent consideration liability will be recognized at the point that the earnout is deemed probable. At the time it is recorded, it will be classified in the consolidated balance sheets based on the expected timing of settlement. Refer to Note 6 for information regarding the subsequent measurement of the contingent consideration liability at fair value.
The total preliminary fair value of consideration paid in connection with the acquisition of Vebu consisted of the following:

	Shares	Per Share	Total Consideration (in thousands)
Cash consideration paid for outstanding shares of Vebu common and preferred stock			$2,305
Company common shares issuable to Vebu preferred stockholders	147,445	$9.27	1,367
Fair value of contingent consideration issuable to Vebu preferred stockholders			5
Total purchase price consideration			$3,677

At the closing, each outstanding share of Vebu common stock and preferred stock was automatically cancelled and converted into the right to receive shares of the Company’s common stock, (including any escrow releases and earnout consideration), as set forth in the Vebu Merger Agreement. Each restricted stock unit held by a continuing employee immediately prior to the closing was assumed and converted by the Company into a Company RSU on a 1:1 basis and on substantially identical terms and conditions. The Company assumed 500,000 restricted stock units held by continuing employees of Vebu.

The Company allocated the fair value of the purchase price consideration to the tangible assets acquired and liabilities assumed, based on estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The Company’s valuation assumptions of acquired assets and assumed liabilities require significant estimates with respect to intangible assets. The acquired company’s intangible asset is comprised of developed technology. The estimated fair value of the developed technology was determined using the relief from royalty method under the income-based approach. This method estimates the fair value of the subject intangible asset based on the present value of royalty payments that would be paid if the subject intangible asset was not owned but accessed through a license agreement.

The preliminary goodwill of $2.0 million arising from the acquisition is attributed to the expected synergies, including innovation synergies, and other benefits expected to be generated. Substantially all of the goodwill recognized is not expected to be deductible for tax purposes.

Certain data necessary to complete the purchase price allocation remains preliminary. The Company expects to complete the purchase price allocation within 12 months of the Vebu Closing Date, at which time the purchase price allocation set forth herein may be revised. Any such revisions or changes may be material. The Company utilized widely accepted income-based, market-based, and cost-based valuation approaches to perform the preliminary purchase price allocation.

The Company’s preliminary allocation of the purchase price, based on the estimated fair value of the assets acquired and liabilities assumed as of the Vebu Closing Date, is as follows (in thousands):

February 17, 2026
Total purchase price consideration	$3,677

Assets acquired:
Cash and cash equivalents	396
Accounts receivable	140
Prepaid expenses	133
Property and equipment	42
Intangible assets	1,030
Operating lease right-of-use assets	62
Other assets	226
Total identified assets acquired	2,029

Liabilities assumed:
Accounts payable	(240)
Accrued liabilities	(69)
Operating lease liabilities	(64)
Total identified liabilities	(373)

Fair value of identifiable assets, net of identifiable liabilities assumed	$1,656
Goodwill	$2,021
The following table sets forth the preliminary components of intangible assets acquired (in thousands) and their estimated useful life as of the date of acquisition (in years):

	Weighted Average Useful Life	February 17, 2026
Developed technology	6	$1,030
The Company recorded $0.4 million of acquisition related costs in the three months ended March 31, 2026, representing professional fees and other direct acquisition costs. These costs are recorded within general and administrative expense in our unaudited condensed consolidated statements of operations.

Fiscal 2025 Acquisitions

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

The following table sets forth the components of intangible assets acquired (in thousands) and their estimated useful life as of the date of acquisition (in years):

Intangible Assets	Weighted Average Useful Life	April 1, 2025
Developed technology	15	$980
Customer relationships	25	255
Trade names	10	135
Total fair value of intangible assets		$1,370

Acquisition related costs represent costs incurred for professional fees and other direct acquisition costs. These costs are recorded within general and administrative expense in our unaudited condensed consolidated statements of operations. In connection with the acquisition of Voysys, the Company recorded zero acquisition-related costs in the three months ended March 31, 2026.

Vayu Acquisition

On August 14, 2025 (the “Vayu Closing Date”), the Company entered into an Agreement and Plan of Merger by and among the Company, Valencia Merger Sub I Inc., a Delaware corporation and the Company’s direct wholly-owned subsidiary (“Valencia Merger Sub I”), Valencia Merger Sub II LLC, a Delaware limited liability company and the Company’s direct wholly-owned subsidiary (“Valencia Merger Sub II”), Vayu and certain of Vayu’s securityholders (the “Vayu Merger Agreement”).

Pursuant to the Vayu Merger Agreement, on August 15, 2025, (i) Valencia Merger Sub I merged with and into Vayu, with Vayu surviving as a direct wholly-owned subsidiary of the Company and (ii) Vayu subsequently merged with and into Valencia Merger Sub II, with Valencia Merger Sub II surviving the merger. In connection with the closing of the transactions contemplated by the Vayu Merger Agreement, the Company acquired all of the issued and outstanding equity of Vayu, which was accounted for under the acquisition method of accounting. Vayu is a pioneer in urban robot navigation using large-scale AI models, and the Company’s acquisition of Vayu supports the adoption of advanced AI-driven autonomy by integrating Vayu’s foundation model technology and simulation capabilities.

The total fair value of consideration paid in connection with the acquisition of Vayu consisted of the following:

	Shares	Per Share	Total Consideration (in thousands)
Cash paid for outstanding shares of Vayu common and preferred stock			$1,875
Net working capital adjustment			310
Company common shares issuable to Vayu common and preferred stockholders	1,539,906	$9.71	14,952
Company warrants issued to Vayu SAFE holder, Khosla Ventures	4,000,000	$5.41	21,640
Replacement equity awards attributable to pre-combination service	—	—	734
Total purchase price consideration			$39,511

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

The total purchase consideration was approximately $39.5 million of cash, common stock, warrant, and replacement equity awards. The goodwill of $11.2 million arising from the acquisition is attributed to the expected synergies, including innovation synergies, and other benefits expected to be generated. Substantially all of the goodwill recognized is not expected to be deductible for tax purposes. The estimated fair value of the warrants was determined using the Black-Scholes model. The estimated fair value of the replacement equity awards attributable to pre-combination service was determined using the binomial lattice model.

In connection with the Vayu Merger Agreement, the Company granted performance-based RSUs (“PRSUs”). 880,001 PRSUs were granted to certain employees and 560,000 PRSUs were granted to certain shareholders. All PRSUs will vest or commence vesting upon achievement of a specified operational target (the “Milestone”) by December 31, 2026 (the “Milestone Date”). In addition, the PRSUs may be subject to a continuous service condition.

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

The Company’s preliminary allocation of the purchase price, based on the estimated fair value of the assets acquired and liabilities assumed as of the Vayu Closing Date, is as follows (in thousands):

August 15, 2025
Total purchase price consideration	$39,511

Assets acquired:
Cash and cash equivalents	6
Other current assets	57
Intangible assets	32,439
Total identifiable assets acquired	32,502

Liabilities assumed:
Accounts payable	(366)
Other current liabilities	(44)
Deferred tax liability	(3,784)
Total identifiable liabilities assumed	(4,194)

Fair value of identifiable assets, net of identifiable liabilities assumed	$28,308
Goodwill	$11,203

The following table sets forth the preliminary components of intangible assets acquired (in thousands) and their estimated useful life as of the date of acquisition (in years):

	Weighted Average Useful Life	August 15, 2025
Developed technology	5	$32,439
The Company recorded $245.0 thousand of acquisition related costs in the three months ended March 31, 2026, representing professional fees and other direct acquisition costs. These costs are recorded within general and administrative expense in our unaudited condensed consolidated statements of operations.

5. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill represents the excess of the cost over the net tangible and identifiable intangible assets of acquired businesses.
The changes in the carrying amount of goodwill during the three months ended March 31, 2026 were as follows (in thousands):

Total
Balance as of December 31, 2025	$15,530
Acquisitions	12,468
Balance as of March 31, 2026	$27,998
Identifiable intangible assets acquired in business combinations are recorded based upon fair value at the date of acquisition. Carrying values are adjusted to reflect the impacts of foreign currency.
Intangible assets, net consisted of the following as of March 31, 2026 (in thousands):

	Weighted-Average Remaining Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	4.8	$39,749	$4,279	$35,470
Customer relationships	24.0	255	10	245
Trade names	4.7	835	42	793
Balance as of March 31, 2026		$40,839	$4,331	$36,508
Developed technology intangible assets are being amortized over 5 to 15 years. Customer relationships are being amortized over 25 years. Trade name intangible assets are being amortized over 4 to 10 years.
Amortization expense associated with intangible assets was $1.8 million for the three months ended March 31, 2026. No amortization expense associated with intangible assets was recognized during the three months ended March 31, 2025.
The estimated future amortization expense of intangible assets as of March 31, 2026 is as follows (in thousands):

Year Ending December 31,	Amortization Expense
Remainder of 2026	$5,855
2027	7,807
2028	7,807
2029	7,807
2030	5,754
Thereafter	1,478
Total estimated future amortization expense	$36,508

6. FAIR VALUE MEASUREMENTS
Assets Measured at Fair Value on a Recurring Basis
The following tables set forth the Company’s cash equivalents and marketable securities that were measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2025 and March 31, 2026 (in thousands):

	Fair Value Measurements as of December 31, 2025:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$86,714	$—	$—	$86,714
Commercial paper	—	3,995	—	3,995
Corporate bonds	—	—	—	—
Short-term marketable securities
Certificates of deposit	—	40,182	—	40,182
Commercial paper	—	35,814	—	35,814
Corporate notes/bonds	—	47,928	—	47,928
U.S. Government agencies	—	1,251	—	1,251
U.S. Treasury securities	—	1,995	—	1,995
Long-term marketable securities
Corporate notes/bonds	—	20,341	—	20,341
U.S. Government agencies	—	6,003	—	6,003
Total fair value of assets	$86,714	$157,509	$—	$244,223

	Fair Value Measurements as of March 31, 2026:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$25,606	$—	$—	$25,606
Commercial paper	—	—	—	—
Corporate bonds	—	1,454	—	1,454
Short-term marketable securities
Certificates of deposit	—	25,000	—	25,000
Commercial paper	—	28,540	—	28,540
Corporate notes/bonds	—	83,571	—	83,571
U.S. Government agencies	—	3,253	—	3,253
U.S. Treasury securities	—	—	—	—
Long-term marketable securities
Corporate notes/bonds	—	8,930	—	8,930
U.S. Government agencies	—	1,000	—	1,000
Total fair value of assets	$25,606	$151,748	$—	$177,354
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

Liabilities Measured at Fair Value on a Recurring Basis
As discussed in Note 4, the Company entered into a contingent consideration arrangement in connection with its acquisition of Vebu, in which the Company will make additional payments to the Vebu stockholders based on achievement of certain milestones. In addition, the Company awarded a certain employee with a compensation arrangement in which the employee is eligible to receive a variable number of shares based on specified performance metrics. Both arrangements are liability-classified arrangements and are accounted for in accordance with ASC 480.
The fair value of the liability classified arrangements are determined using a Monte Carlo simulation which uses Level 3 unobservable inputs. These liability-classified arrangements are carried at fair value which is estimated by applying a probability-based model utilizing inputs based on timing of achievement that were unobservable in the market. Actual results may differ from the projected results and could have a significant impact on the estimated fair value of the contingent consideration. Changes in fair value are recorded in other income in the unaudited condensed consolidated statements of operations and comprehensive loss.
The most significant unobservable inputs used to determine the fair value of the liability-classified contingent considerations relate to the revenue growth rate (3.0%), discount rate (28.0%) and the market price of risk adjustment (4.0%). As of March 31, 2026, the fair value of the Company’s Level 3 liabilities was immaterial.

7. MARKETABLE SECURITIES

The following tables summarize the cost or amortized cost, gross unrealized gain, gross unrealized loss, and fair value of the Company’s cash equivalents and marketable securities as of December 31, 2025 and March 31, 2026 (in thousands):

	December 31, 2025
	Cost or Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
Cash equivalents
Money market funds	$86,714	$—	$—	$86,714
Commercial paper	3,995	—	—	3,995
Corporate bonds	—	—	—	—
Short-term marketable securities
Certificates of deposit	40,001	181	—	40,182
Commercial paper	35,814	—	—	35,814
Corporate notes/bonds	47,912	16	—	47,928
U.S. Government agencies	1,251	—	—	1,251
U.S. Treasury securities	1,994	1	—	1,995
Long-term marketable securities
Corporate notes/bonds	20,348	—	(7)	20,341
U.S. Government agencies	6,005	—	(2)	6,003
Total	$244,034	$198	$(9)	$244,223

	March 31, 2026
	Cost or Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
Cash equivalents
Money market funds	$25,606	$—	$—	$25,606
Commercial paper	—	—	—	—
Corporate bonds	1,454	—	—	1,454
Short-term marketable securities
Certificates of deposit	25,000	—	—	25,000
Commercial paper	28,563	—	(23)	28,540
Corporate notes/bonds	83,705	—	(134)	83,571
U.S. Government agencies	3,252	1	—	3,253
U.S. Treasury securities	—	—	—	—
Long-term marketable securities
Corporate notes/bonds	8,945	—	(15)	8,930
U.S. Government agencies	1,001	—	(1)	1,000
Total	$177,526	$1	$(173)	$177,354

For marketable securities with unrealized loss positions, the Company does not intend to sell these securities, and it is more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis. No allowance for credit losses was recorded for these securities as of March 31, 2026 or December 31, 2025.
8. PROPERTY AND EQUIPMENT, NET
The following is a summary of property and equipment, net (in thousands):

	March 31, 2026	December 31, 2025
Robot assets	$55,013	$47,221
Construction in progress	8,928	3,357
Tooling	2,130	2,111
Leasehold improvement	441	414
Office equipment	500	375
Total	67,012	53,478
Less: Accumulated depreciation	(9,917)	(6,465)
Property and equipment, net	$57,095	$47,013
Depreciation expense was $3.4 million and $0.5 million for the three months ended March 31, 2026 and 2025, respectively.
9. LEASES
Operating Leases – Right of Use Asset and Liability
The Company leases its facilities, which include office and warehouse space, under non-cancelable lease agreements with terms expiring between May 2026 and November 2030. The Company also has leases for cargo vans with terms expiring between November 2026 and March 2028. Certain of these arrangements have free rent, escalating rent payment provisions, lease renewal options, and tenant allowances. Under such arrangements, the Company recognizes an ROU asset and lease liability on the unaudited condensed consolidated balance sheets. Lease costs are recognized on a straight-line basis over the non-cancelable lease term.

The components of lease costs related to the Company’s operating leases are classified in the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Operations	$895	$191
Research and development	6	68
General and administrative	168	23
Sales and marketing	—	—
Total lease costs	$1,069	$282
The components of lease costs were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating lease costs	$799	$238
Variable lease costs	226	44
Short-term lease costs	44	—
Total lease costs	$1,069	$282
Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating cash flows paid for operating leases	$622	$278
Right-of-use assets obtained in exchange for operating lease obligations	$57	$325
Supplemental balance sheet information related to leases is as follows:

	March 31, 2026	December 31, 2025
Weighted-average remaining lease term (in years)	3.05	3.42
Weighted-average discount rate	7.35%	7.39%
The maturities of lease liabilities as of March 31, 2026, are as follows (in thousands):

Remainder of 2026	$1,657
2027	1,842
2028	838
2029	576
2030	423
Thereafter	—
Total undiscounted future cash flows	5,336
Less: imputed interest	(518)
Total operating lease liabilities	$4,818

As of March 31, 2026, the Company had additional operating lease commitments of $4.2 million for non-cancelable leases that have not yet commenced. The nature of such lease commitments is consistent with the nature of the leases that the Company has executed thus far.
Finance Lease – Failed Sales-Leaseback
In November 2022, the Company entered into a lease agreement with Farnam Capital for its robot assets. As per ASC 842-40-25-1, the transaction was considered a failed sales-leaseback and therefore the lease was accounted for as a financing agreement. In April 2025, the Company exercised the option to purchase the assets at the end of the lease for $2.2 million. There was no outstanding liability at March 31, 2026.
10. STOCKHOLDERS’ EQUITY (DEFICIT) AND STOCK-BASED COMPENSATION
Common Stock
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the Company’s board of directors.
As of March 31, 2026, the Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.0001 per share, and 300,000,000 shares of common stock, par value $0.0001 per share.
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
Common Stock Transactions
On January 7, 2025, the Company entered into a securities purchase agreement with a certain institutional investor pursuant to which the Company agreed to issue and sell, in a registered direct offering an aggregate of 4,210,525 shares of the Company’s common stock at a price of $19.00 per share (the “January Registered Direct Offering”). The gross proceeds to the Company from the January Registered Direct Offering were approximately $80 million, before deducting the placement agents’ fees and other offering expenses payable by the Company.
On August 15, 2025, the Company entered into the Vayu Merger Agreement, pursuant to which the Company issued 1,494,906 shares of its common stock in initial upfront consideration. Additionally, the Company granted future earnout consideration consisting of up to 560,000 shares of common stock, contingent on the achievement of certain performance milestones. The Company also issued warrants to purchase 4,000,000 shares of common stock, with an exercise price of $10.36 per share (which amount is equal to the 10-day volume-weighted average price of the Company’s common stock prior to the closing of the transaction), to a certain Vayu securityholder. As of March 31, 2026, 1,494,906 of the 7,558,314 shares of deal consideration have been issued and are outstanding.
On October 10, 2025, the Company entered into a securities purchase agreement with certain institutional investors pursuant to which the Company agreed to issue and sell, in a registered direct offering an aggregate of 6,250,000 shares of the Company’s common stock, $0.0001 par value per share at a price of $16.00 per share (the “October Registered Direct Offering”). The gross proceeds to the Company from the October Registered Direct Offering were approximately $100 million, before deducting the placement agents’ fees and other offering expenses payable by the Company.
On January 27, 2026, the Company entered into the Diligent Merger Agreement, pursuant to which the Company issued 197,472 shares of its common stock in initial upfront consideration. Additionally, the Company granted future earnout of up to 366,332 shares of common stock subject to the achievement of certain performance milestones. The Company also issued 1,319,151 shares of common stock to certain employees. As of March 31, 2026, 1,516,623 of the total 1,882,955 shares of common stock contemplated in the Diligent Merger Agreement have been issued and are outstanding.
On February 17, 2026, the Company entered into the Vebu Merger Agreement, pursuant to which the Company issued 147,445 shares of its common stock in initial upfront consideration. The Company also issued 500,000 shares of common stock to certain employees. As of March 31, 2026, 647,445 of the total 647,445 shares of common stock contemplated in the Vebu Merger Agreement have been issued and are outstanding.
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
Subject to adjustments as set forth in the 2022 Vayu Plan, the maximum aggregate number of shares of the Company’s common stock that may be issued under the 2022 Vayu Plan may not exceed 5,344,275 shares. Subject to adjustments as set forth in the 2022 Vayu Plan, the maximum aggregate number of shares that may be issued under the 2022 Vayu Plan pursuant to incentive stock options may not exceed the number set forth above plus, to the extent allowable under Section 422 of the Internal Revenue Code and the regulations promulgated thereunder, any shares that again become available for issuance pursuant to the 2022 Vayu Plan. As of March 31, 2026, there were approximately 94,566 shares available to be issued under the 2022 Vayu Plan.
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
Subject to adjustments as set forth in the 2023 Plan, the maximum aggregate number of shares of common stock that may be issued under the 2023 Plan will not exceed 7,487,029 shares. In June 2025, the 2023 Plan was amended, and the number of shares authorized under the 2023 Plan was increased by 2,280,000 additional shares. In October 2025, the number of shares authorized under the 2023 Plan was increased by 3,289,146 additional shares, pursuant to the evergreen provisions under the 2023 Plan. As of March 31, 2026, there were a total of 2,068,772 shares available to be issued under the 2023 Plan.
To the extent stock awards or shares issued under Serve’s 2021 Equity Incentive Plan (“2021 Plan”) that were assumed by the Company (“Existing Plan Awards”) are exercised in full or are surrendered pursuant to an exchange program (as defined in the 2023 Plan), the unissued shares that were subject thereto will continue to be available under the 2023 Plan for issuance pursuant to future stock awards. In addition, any shares that are retained by us upon exercise of a stock award or Existing Plan Award in order to satisfy the exercise or purchase price for such stock award or Existing Plan Award or any withholding taxes due with respect to such stock award or Existing Plan Award will be treated as not issued and will continue to be available under the 2023 Plan for issuance pursuant to future stock awards. Shares issued under the 2023 Plan or an Existing Plan Award and later forfeited to us due to the failure to vest or repurchased by us at the original purchase price paid to us for the shares (including without limitation upon forfeiture to or repurchase by us in connection with a participant ceasing to be a service provider) will again be available for future grant under the 2023 Plan. To the extent a stock award under the 2023 Plan or Existing Plan Award is paid out in cash rather than shares, such cash payment will not result in reducing the number of shares available for issuance under the 2023 Plan.
Vayu 2025 Equity Incentive Plan
In connection with the Company’s acquisition of Vayu, the Company assumed certain equity awards that had been issued pursuant to the Vayu 2025 Equity Incentive Plan (the “2025 Vayu Plan”). In accordance with the Vayu Merger Agreement, the 2025 Vayu Plan was adopted and approved, and stockholder approval was obtained, prior to the closing of the acquisition. Prior to the closing, Vayu granted restricted stock units (“Vayu RSUs”) covering an equivalent of an aggregate of 1,373,971 shares of the Company’s common stock to certain individuals who were expected to become continuing employees of the Company, pursuant to forms of award agreement reasonably approved by the Company. The Vayu RSUs were only effective for those individuals who accepted their awards by timely executing and returning the applicable award agreement prior to the closing date and who became continuing employees.
Immediately following the issuance of the Vayu RSUs and the closing of the acquisition, the 2025 Vayu Plan was terminated in accordance with the Vayu Merger Agreement, and no further awards will be granted under the 2025 Vayu Plan. The 2025 Vayu Plan permitted the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, and stock bonus awards. Subject to adjustments as set forth in the 2025 Vayu Plan, the maximum aggregate number of shares of the Company’s common stock that could have been issued under the 2025 Vayu Plan did not exceed 1,400,000 shares. Any shares subject to awards under the 2025 Vayu Plan that expired, were forfeited, or became unexercisable without having been exercised in full, or were surrendered pursuant to an exchange program, would have continued to be available for issuance under the plan prior to its termination. After the termination of the 2025 Vayu Plan, no further awards may be granted under the plan, and any shares underlying awards that are forfeited or canceled will not become available for future issuance.
Diligent 2026 Equity Incentive Plan
In connection with the Company’s acquisition of Diligent, the Company assumed certain equity awards that had been issued pursuant to the Diligent 2026 Equity Incentive Plan (the “2026 Diligent Plan”). In accordance with the Diligent Merger Agreement, the 2026 Diligent Plan was adopted and approved, and stockholder approval was obtained, prior to the closing of the acquisition. Prior to the closing, Diligent granted restricted stock units (“Diligent RSUs”) covering an equivalent of an aggregate of 1,319,151 shares of the Company’s common stock to certain individuals who were expected to become continuing employees of the Company, pursuant to forms of award agreement reasonably approved by the Company. The Diligent RSUs were only effective for those individuals who accepted their awards by timely executing and returning the applicable award agreement prior to the closing date and who became continuing employees.
Immediately following the issuance of the Diligent RSUs and the closing of the acquisition, the 2026 Diligent Plan was terminated in accordance with the Diligent Merger Agreement, and no further awards will be granted under the 2026

Diligent Plan. The 2026 Diligent Plan permitted the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, and stock bonus awards. Subject to adjustments as set forth in the 2026 Diligent Plan, the maximum aggregate number of shares of the Company’s common stock that could have been issued under the 2026 Diligent Plan did not exceed 1,319,179 shares. Any shares subject to awards under the 2026 Diligent Plan that expired, were forfeited, or became unexercisable without having been exercised in full, or were surrendered pursuant to an exchange program, would have continued to be available for issuance under the plan prior to its termination. After the termination of the 2026 Diligent Plan, no further awards may be granted under the plan, and any shares underlying awards that are forfeited or canceled will not become available for future issuance.
Vebu 2026 Equity Incentive Plan
In connection with the Company’s acquisition of Vebu, the Company assumed certain equity awards that had been issued pursuant to the Vebu 2026 Equity Incentive Plan (the “2026 Vebu Plan”). In accordance with the Vebu Merger Agreement, the 2026 Vebu Plan was adopted and approved, and stockholder approval was obtained, prior to the closing of the acquisition. Prior to the closing, Vebu granted restricted stock units (“Vebu RSUs”) covering an equivalent of an aggregate of 500,000 shares of the Company’s common stock to certain individuals who were expected to become continuing employees of the Company, pursuant to forms of award agreement reasonably approved by the Company. The Vebu RSUs were only effective for those individuals who accepted their awards by timely executing and returning the applicable award agreement prior to the closing date and who became continuing employees.
Immediately following the issuance of the Vebu RSUs and the closing of the acquisition, the 2026 Vebu Plan was terminated in accordance with the Vebu Merger Agreement, and no further awards will be granted under the 2026 Vebu Plan. The 2026 Vebu Plan permitted the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, and stock bonus awards. Subject to adjustments as set forth in the 2026 Vebu Plan, the maximum aggregate number of shares of the Company’s common stock that could have been issued under the 2026 Vebu Plan did not exceed 500,000 shares. Any shares subject to awards under the 2026 Vebu Plan that expired, were forfeited, or became unexercisable without having been exercised in full, or were surrendered pursuant to an exchange program, would have continued to be available for issuance under the plan prior to its termination. After the termination of the 2026 Vebu Plan, no further awards may be granted under the plan, and any shares underlying awards that are forfeited or canceled will not become available for future issuance.
Restricted Stock Awards (RSAs)
The following table summarizes activity related to our restricted stock awards for the three months ended March 31, 2026:

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2025	285,053	$0.08
Granted	—	—
Vested	(120,178)	0.01
Forfeited	(2,132)	—
Nonvested as of March 31, 2026	162,743	$0.13
During 2023, the Company issued shares of restricted common stock for recourse notes. The shares were issued with a corresponding note receivable, a recourse loan that was collateralized by the underlying shares. As of March 31, 2026 and December 31, 2025, there were 46,833 and 46,833 shares of common stock issued, respectively, that are subject to the non-recourse notes and deemed not outstanding.

Restricted Stock Units (RSUs)
The following table summarizes activity related to our RSUs for the three months ended March 31, 2026:

	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2025	7,217,790	$9.14
Granted	3,117,525	12.36
Vested	(666,307)	8.68
Forfeited	(207,969)	12.96
Nonvested as of March 31, 2026	9,461,039	$10.32
During the three months ended March 31, 2026, the Company granted 3,117,525 RSUs with vesting periods ranging 1 month to 4 years.
In connection with the transactions contemplated by the Vayu Merger Agreement (the “Vayu Acquisition”), in August 2025, the Company granted 493,970 RSUs to certain employees as a retention equity award (the “Vayu Retention RSUs”). The Vayu Retention RSUs vest over 4 years from the date of the consummation of the Vayu Acquisition with 25% of the Vayu Retention RSUs vesting on the first anniversary of the grant date.
In connection with the transactions contemplated by the Diligent Merger Agreement (the “Diligent Acquisition”), in January 2026, the Company granted 1,319,151 RSUs to certain employees as a retention equity award (the “Diligent Retention RSUs”). The Diligent Retention RSUs vest over 4 years from the date of the consummation of the Diligent Acquisition with 25% of the Diligent Retention RSUs vesting on the first anniversary of the grant date.
In connection with the transactions contemplated by the Vebu Merger Agreement (the “Vebu Acquisition”), in February 2026, the Company granted 500,000 RSUs to certain employees as a retention equity award (the “Vebu Retention RSUs”). The Vebu Retention RSUs vest over 4 years from the date of the consummation of the Vebu Acquisition with 25% of the Vebu Retention RSUs vesting on the first anniversary of the grant date.
During the three months ended March 31, 2026, the Company repurchased no shares of common stock.
Performance-Based Restricted Stock Units
A summary of the Company’s performance-based restricted stock unit (“PRSU”) activity for the three months ended March 31, 2026 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2025	801,292	$9.71
Granted	100,000	9.43
Vested	—	—
Forfeited	—	—
Nonvested as of March 31, 2026	901,292	$8.90

Vayu PRSUs

On August 15, 2025, the Company granted 1,440,001 shares contemplated by the Vayu Acquisition, of which the Company granted 880,001 PRSUs to employees (“Vayu PRSUs”). The remaining 560,000 shares were granted to nonemployees. The Vayu PRSUs will vest or commence vesting upon achievement of certain milestones as defined per the Vayu Merger Agreement. In addition, the Vayu PRSUs may also be subject to a continuous service condition. At the point the milestones have been deemed to be achieved (the “Milestone Date”), approximately 66% of the Vayu PRSUs will vest immediately, and the remaining 34% will vest over 2.5 years following the Milestone Date. The total grant date fair value of the Vayu PRSUs was $8.5 million, which was determined based on the Company’s stock price on date of grant. This expense is expected to be recognized at a point in time when achievement of the milestone is considered probable, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the performance conditions.
As of March 31, 2026, the Company does not consider the achievement of the milestone to be probable. Accordingly, as of March 31, 2026, the Company did not recognize stock-based compensation expense, as defined by ASC 718. As of March 31, 2026, all shares of the Vayu PRSUs were unvested and outstanding.
March PRSUs (March 2026)
On March 23, 2026, the Company granted 100,000 PRSUs to an employee of the Company (“March PRSUs”) from the 2023 Plan. The March PRSUs shall vest upon satisfaction of both (i) a service-based vesting condition and (ii) a performance-based vesting condition. The service-based vesting condition shall be satisfied based on the employee’s continued employment. The performance-based vesting condition shall be satisfied upon the achievement of certain milestones. At the point the conditions of the March PRSUs are deemed to have been achieved, 25% of the total March PRSUs will vest immediately, and 1/30th of the remaining shares will vest on the same day of each month thereafter for 30 months, subject to the employee’s continued employment. The total grant date fair value of the March PRSUs was $0.9 million, which was determined based on the Company’s stock price on date of grant. This expense is expected to be recognized at a point in time when achievement of the milestone is considered probable, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the performance conditions.
As of March 31, 2026, the Company does not consider the achievement of the milestone to be probable. Accordingly, as of March 31, 2026, the Company did not recognize stock-based compensation expense, as defined by ASC 718. As of March 31, 2026, all shares of the March PRSUs were unvested and outstanding.
Stock Options
A summary of information related to stock options for the three months ended March 31, 2026 is as follows:

	Options	Weighted Average Exercise Price	Intrinsic Value (in thousands)
Outstanding as of December 31, 2025	826,539	$1.01	$8,573
Granted	-	$-	$-
Exercised	(78,529)	$4.20	$663
Forfeited	(4,138)	$6.93	$35
Outstanding as of March 31, 2026	743,872	$0.91	$6,273

Exercisable as of March 31, 2026	641,531	$0.91	$5,415
Exercisable and expected to vest at March 31, 2026	743,872	$0.91	$6,273
Refer to Note 4 for information regarding the valuation of options granted during the year ended December 31, 2025 as part of the Vayu acquisition.
Nonemployee Share-based Awards
On August 15, 2025, the Company granted 560,000 shares contemplated by the Vayu Acquisition to nonemployee shareholders. The vesting terms of these shares are consistent with the Vayu PRSUs. The total grant date fair value was $5.4 million, which was determined based on the Company’s stock price on date of grant. This expense is expected to be recognized at a point in time when achievement of the milestone is considered probable, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the performance conditions. As of March 31, 2026, the Company does not consider the achievement of the milestone to be probable. Accordingly, as of

March 31, 2026, the Company did not recognize stock-based compensation expense, as defined by ASC 718. As of March 31, 2026, all shares were unvested and outstanding.
On January 27, 2026, the Company granted 366,332 awards contemplated by the Diligent Acquisition to nonemployee shareholders (“Diligent Nonemployee Awards”). Of this total, 274,749 awards will vest or commence vesting upon achievement of certain performance-based milestones as defined per the Diligent Merger Agreement (“Diligent Nonemployee Performance-based Awards”). At the point the milestones have been deemed to be achieved (the “Milestone Date”), approximately all of the Diligent Nonemployee Performance-based Awards will vest immediately. The total grant date fair value of the Diligent Nonemployee Performance-based Awards was $3.1 million, which was determined using the Monte Carlo simulation option pricing model. The Diligent Nonemployee Performance-based Awards were included in the consideration transferred as part of the Diligent Acquisition. As such, settlement of the equity-classified contingent consideration will be accounted for within equity. As of March 31, 2026, the Company considers the achievement of the Diligent Nonemployee Performance-based Awards milestone to be probable. The remaining 91,583 awards granted to nonemployee shareholders of the Company will be earned upon satisfaction of a service-based condition achieved eighteen months following the closing of the Diligent Acquisition (“Diligent Nonemployee Service-based Awards”). The fair value of the Diligent Nonemployee Service-based Awards at date of grant was determined to be $1.2 million and will be recognized as stock-based compensation expense over the requisite service period. All Diligent Nonemployee Service-based Award shares will vest immediately upon satisfaction of the service-based condition. As of March 31, 2026, all Diligent Nonemployee Awards were unvested and outstanding.
Stock-based Compensation Expense
Stock-based compensation expense for both employees and nonemployees was $7.4 million and $3.9 million for the three months ended March 31, 2026 and 2025, respectively. Stock-based compensation expense for employees is classified based on the cost center to which the award holder belongs. Stock-based compensation expense for nonemployees is classified as general and administrative expense. The Company recorded stock-based compensation expense in the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
General and administrative	$3,447	$1,824
Research and development	3,522	1,928
Operations	250	80
Sales and marketing	134	46
Total stock-based compensation expense	$7,353	$3,878
During the three months ended March 31, 2026 and 2025, the Company recorded stock-based compensation expense related to vesting of RSUs and RSAs of $7.2 million and $3.8 million, respectively. As of March 31, 2026, there was $91.1 million of unamortized compensation costs related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 3.1 years. As of March 31, 2026, there was an immaterial amount of unamortized compensation costs related to unvested RSAs, which is expected to be recognized over a weighted-average period of approximately 0.2 years.
During the three months ended March 31, 2026 and 2025, the Company recorded an immaterial amount of stock-based compensation expense for stock options. As of March 31, 2026, there was an immaterial amount of total unamortized compensation cost related to unvested stock option awards, which is expected to be recognized over a weighted average period of 0.6 years.

Warrants
The following is a summary of warrants as of March 31, 2026:

	Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2025	5,079,294	$10.18
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of March 31, 2026	5,079,294	$10.18

Exercisable as of March 31, 2026	5,079,294	$10.18
The weighted-average remaining term of the warrants outstanding was 5.1 years as of March 31, 2026.
KV Warrants
In accordance with the terms of the Vayu Merger Agreement, upon the closing of the transaction, the Company issued 4,000,000 warrants to a certain Vayu securityholder (the “KV Warrants”). Each KV Warrant entitles the holder to purchase one share of the Company’s common stock, subject to adjustment thereunder, at an exercise price of $10.36 per share (which amount is equal to the 10-day volume-weighted average price of the common stock prior to the closing of the transaction). The KV Warrants contain customary terms and are exercisable at any time on or after August 15, 2025, and terminate on August 15, 2031. The KV Warrants were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act.
At-the-Market Offerings
On March 6, 2025, the Company entered into a Controlled Equity OfferingSM Agreement (the “2025 Distribution Agreement”) with Cantor Fitzgerald & Co., Wedbush Securities Inc., Northland Securities, Inc., Ladenburg Thalmann & Co. Inc. and Seaport Global Securities LLC (collectively, the “2025 ATM Agents”) under which the Company may offer and sell, from time to time in its sole discretion, shares of the Company’s common stock with aggregate gross sales proceeds of up to $150 million through an “at the market” equity offering program. Under the 2025 Distribution Agreement, the Company will set the parameters for the sale of shares. Subject to the terms and conditions of the 2025 Distribution Agreement, the 2025 ATM Agents may sell the shares by methods deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act. The 2025 Distribution Agreement provides that the Company will pay the 2025 ATM Agents a commission of up to 3% of the gross proceeds of any shares of common stock sold through the 2025 ATM Agents under the 2025 Distribution Agreement.

During the three months ended March 31, 2026, the Company sold 190,000 shares of the Company’s common stock under the 2025 Distribution Agreement at a weighted-average price of $8.17 per share and raised $1.6 million of gross proceeds. After deducting approximately $46.6 thousand of commissions and offering costs incurred by the Company during the three months ended March 31, 2026, the net proceeds from sales of the Company’s common stock under the 2025 Distribution Agreement were $1.5 million during the three months ended March 31, 2026. Inception to date, as of March 31, 2026, the Company has sold a total of 6,689,935 shares of the Company’s common stock under the 2025 Distribution Agreement at a weighted-average price of $12.37 per share and raised $82.8 million of gross proceeds. After deducting approximately $2.5 million of commissions and offering costs incurred by the Company, the net proceeds from sales of the Company’s common stock were $80.3 million as of March 31, 2026. As of March 31, 2026, the Company had approximately $67.2 million of remaining capacity to sell the Company’s common stock under the 2025 Distribution Agreement.

11. INCOME TAXES

For interim financial reporting, the Company estimates its annual effective tax rate based on the projected income for its entire fiscal year and records a provision or benefit for income taxes on a quarterly basis based on the estimated annual effective income tax rate, adjusted for any discrete tax items.

The Company recorded income tax benefit of $0.6 million for the three months ended March 31, 2026 compared to zero expense for the three months ended March 31, 2025. Income tax expense for the three months ended March 31, 2026 was favorably impacted by $0.6 million of net discrete tax benefit, primarily related to the release of prior year valuation allowance amounts. The release was driven by the acquisition of net deferred liabilities of Diligent. Income tax expense for the three months ended March 31, 2025 was entirely attributable to an increase in the valuation allowance of deferred tax assets with no tax expense arising from the estimated annual effective tax rate.

The Company periodically evaluates its valuation allowance requirements as facts and circumstances change and may adjust its deferred tax asset valuation allowances accordingly. It is reasonably possible that the Company will either add to or reverse a portion of its existing deferred tax asset valuation allowances in the future. Such changes in the deferred tax asset valuation allowances will be reflected in the current operations through the Company’s effective income tax rate.

As of March 31, 2026, there have been no material changes in unrecognized tax benefits from those disclosed in the Company’s most recent audited financial statements as of December 31, 2025. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in its unaudited condensed consolidated statements of operations and comprehensive loss.

The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. As of March 31, 2026, the Company believes that it is more likely than not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position and the results of operations and cash flows. However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the Company’s estimates and/or from its historical income tax provisions and income tax liabilities and could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments related to income tax examinations.
12. COMMITMENTS AND CONTINGENCIES
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
In December 2024, a class action complaint was filed in the Superior Court of California, County of Los Angeles, alleging that the Company violated the California Labor Code, among other claims. In December 2025, the Company agreed with the plaintiff to settle for the amount of $375.0 thousand. As a result, the Company recorded a total of $408.8 thousand in legal settlement expense, of which $375.0 thousand was recorded for the settlement with the plaintiff and the remaining $33.8 thousand was recorded for the related payroll tax expense as a result of the settlement payment. The legal settlement expense is presented in accrued liabilities on the unaudited condensed consolidated balance sheet as of March 31, 2026.
Tariffs
On February 20, 2026, the U.S. Supreme Court issued a ruling invalidating certain tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”). As a result of this ruling, we may be eligible for a refund of tariffs previously paid on imported goods. As the recoverability and timing of any such refund remains uncertain, we have not recognized a receivable and corresponding offset to expense or asset as of March 31, 2026 and will not until such amounts are realized or realizable. We continue to monitor these developments and their potential impact on our results of operations, including reduction of revenue for any potential refunds to certain energy storage customers for which a contractual obligation exists. Further, we will continue to monitor changes to the import and export policies of the U.S. and other countries that could impact our financial position, results of operations and cash flows.
13. SEGMENT INFORMATION
Based on the applicable criteria under the accounting standard, including quantitative thresholds, the Company has identified one operating and reportable segment (the “Segment”) for the three months ended March 31, 2026. The Segment is focused on enhancing the Company’s advanced, AI-powered robotics mobility platform that integrates proprietary hardware, AI, computer vision, and cloud-based fleet management software to enable autonomous operation in complex, real-world settings.
Operating segments are defined as components of an enterprise for which separate financial information is available for evaluation by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company has identified our Chief Executive Officer as the chief operating decision maker. The CODM assesses performance for the Segment and decides how to allocate resources based on net loss. The CODM uses net loss in deciding how to allocate capital within the Segment, and as a measurement to monitor budget versus actual results. The CODM also uses net loss in assessing performance of the Segment and in establishing management’s compensation.
The Segment derives revenue from customers by providing (i) services via the Company’s robot fleet, including indoor and outdoor delivery services, branding and experiential services, and (ii) access to software developed for the robot fleet, including certain autonomous capabilities. The majority of the Segment’s revenue is derived from robot delivery services and the Segment’s long-term partnerships with food delivery platforms. The Segment’s operations are primarily based in the United States and Canada, and it manages its business activities on a consolidated basis. The Segment derives all revenue from its United States operations. The Segment’s assets are primarily based in the United States. Assets based in foreign countries are not material to the operations of the Segment. The services provided by the robot fleet are offered and deployed in a similar manner across all jurisdictions in which the Company operates.
The accounting policies of the Segment are the same as those described in the summary of significant accounting policies. The measure of segment assets is reported on the unaudited condensed consolidated balance sheets as total consolidated assets. The Segment does not have intra-entity sales or transfers. Financial information for the Segment is consistent with the financial information presented in these unaudited condensed consolidated financial statements. In addition to the expenses presented on the Company’s unaudited condensed consolidated statements of operations, the CODM considers stock-based compensation expense as a significant expense within net loss. Refer to Note 10 for additional information about the Segment’s stock-based compensation expense, which is consistent with the Company’s consolidated stock-based compensation expense. Additional descriptions of the components of the financial information found throughout these unaudited condensed consolidated financial statements are consistent with the information for the Segment, including the concentration of credit risk.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included in Part I, Item 1. “Financial Statements,” of this Quarterly Report on Form 10-Q and our audited consolidated financial statements included in our 2025 Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Please also see the sections titled “Special Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements and Part II, Item 1A, “Risk Factors” for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Quarterly Report on Form 10-Q.
Overview
We are engaged in developing and operating autonomous robotic systems designed to navigate and perform work in complex, human-centered environments. Serve has developed an advanced platform that combines proprietary hardware, artificial intelligence, computer vision, and cloud-based fleet management software to enable safe, reliable, and scalable autonomous operations across multiple physical domains. We design, engineer, deploy, and operate low-emission robotic systems built on this platform.

Serve operates autonomy systems across multiple domains spanning both outdoor and indoor environments. Our sidewalk delivery operations provide autonomous last-mile delivery services for restaurant and retail partners, while our healthcare operations, enabled through the acquisition of Diligent Robotics in 2026, deploy robots in hospital settings to support clinical staff through logistics and workflow automation.

As of March 31, 2026, our fleet consisted of over 2,000 autonomous delivery robots operating across a diverse set of environments, with a combined footprint spanning multiple cities and states. Our robots operate daily across these environments, generating proprietary data that continuously improves our AI models and enhances the performance, safety, and capabilities of the platform.

We maintain platform-level integrations with major delivery providers, including Uber Eats and DoorDash, enabling real-time order dispatch, robot coordination, and operational management. In addition to fleet-based service revenue, we are expanding our monetization model to include on-robot advertising and branding, software services, data-related offerings, and other recurring revenue streams.

Serve is shaping the future of Physical AI in real world environments. We are expanding our platform into adjacent markets, customer segments, and operating environments where autonomous mobility can address labor constraints, improve service levels, and reduce emissions. We intend to leverage our core autonomy stack, fleet management infrastructure, and operational expertise to support additional use cases across both outdoor and indoor settings.

Our core technology originated in 2017 as a specialized project within Postmates. Since then, we have expanded from a single-market deployment to a scaled, multi-market, and now multi-domain platform. We believe our ability to operate robots across different environments, combined with the data generated from those operations, strengthens our autonomy platform and supports the long-term development of a broader robotics ecosystem.
Financial Overview
For the three months ended March 31, 2026 and 2025, we generated revenues of $3.0 million and $0.4 million, respectively, and reported net losses of $49.0 million and $13.2 million, respectively.
As noted in our unaudited condensed consolidated financial statements, as of March 31, 2026, we had an accumulated deficit of $257.9 million.

Recent Developments
Acquisition of Diligent Robotics, Inc.
On January 27, 2026, the Company acquired all of the issued and outstanding equity of Diligent, which was accounted for under the acquisition method of accounting. Refer to the “Liquidity and Capital Resources” section for discussion on the purchase price and the acquisition’s impact on Serve’s liquidity.
Acquisition of Vebu, Inc.
On February 17, 2026, the Company acquired all of the issued and outstanding equity of Vebu, which was accounted for under the acquisition method of accounting. Refer to the “Liquidity and Capital Resources” section for discussion on the purchase price and the acquisition’s impact on Serve’s liquidity.
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
Outlook And Challenges Facing Our Business
There are a number of industry factors that affect our business which include, among others:
Overall Demand for Last-Mile Delivery and Hospital-Based Automation
Our potential for growth depends significantly on continued demand for last-mile delivery of food and other items on our partner platforms and for automation solutions from our hospital customers. The demand for last-mile delivery can fluctuate based on various market cycles and weather and local community health conditions, as well as evolving competitive dynamics, and the demand for hospital-based automation solutions can fluctuate based on budget cycles, staffing levels, operational priorities, and broader healthcare industry conditions.
Our largest stream of projected revenue comes from maximizing utilization of our outdoor delivery robot fleet to perform deliveries on our partner platforms. Matching algorithms on these platforms as well as the extent of their merchant and end-customer participation in robotic delivery directly impacts the utilization rate of our robots, both of which can be challenging to predict. These uncertainties make demand difficult to forecast for us and our partners.
Our healthcare-related revenue depends on the continued utilization of robots within hospital workflows. The extent to which hospitals are able to support, operate, and scale robotic deployments directly impacts utilization rates, all of which can be challenging to predict. In addition, hospitals may face limitations in infrastructure, staffing, or internal support required to sustain robotic fleets. These uncertainties make demand difficult to forecast for us and our customers.

Customer Concentration
A significant portion of our revenue is concentrated with a limited number of customers. The following table represents the concentration of revenue for all customers that accounted for more than 10% of our revenues for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Customer A sales as a percentage of total revenues	17%	N/A
Customer B sales as a percentage of total revenues	14%	26%
Customer C sales as a percentage of total revenues	11%	N/A
Customer D sales as a percentage of total revenues	N/A	57%
A significant portion of our accounts receivable is concentrated with a limited number of customers. The following table represents the concentration of accounts receivable for all customers that account for more than 10% of our total accounts receivable as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Customer A receivables as a percentage of total accounts receivable	32%	30%
Customer B receivables as a percentage of total accounts receivable	N/A	11%
Customer C receivables as a percentage of total accounts receivable	N/A	N/A
Customer D receivables as a percentage of total accounts receivable	N/A	N/A
Customer E receivables as a percentage of total accounts receivable	N/A	18%
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
Cost of Revenue
Cost of revenue consists primarily of allocation of personnel time related to revenue activities, allocations of depreciation on robot assets used for revenue producing activities, allocation of amortization expense of developed technology, allocations of network costs, and costs related to data, software and similar costs that allow the robots to function as intended and for the Company to communicate with its robots while in service.
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
•Other income (expense), net.
Results of Operations
Comparison of Results of Operations for the three months ended March 31, 2026 and 2025
The following table summarizes our operating results as reflected in our unaudited statements of operations during the three months ended March 31, 2026 and 2025, respectively, and provides information regarding the dollar and percentage increase (or decrease) during such periods (in thousands).

	Three Months Ended March 31,
	2026	2025	Change	Change %
Revenues	$2,984	$440	$2,544	578%
Cost of revenues	11,985	1,909	10,076	528%
Gross loss	(9,001)	(1,469)	(7,532)	513%

Operating expenses:
Research and development	19,037	6,880	12,157	177%
General and administrative	14,916	4,750	10,166	214%
Operations	6,955	1,668	5,287	317%
Sales and marketing	1,873	239	1,634	684%
Total operating expenses	42,781	13,537	29,244	216%

Loss from operations	(51,782)	(15,006)	(36,776)	245%

Other income (expense):
Interest income	2,106	1,792	314	18%
Interest expense	—	(3)	3	(100)%
Realized loss on foreign currency translation	(10)	—	(10)	—%
Realized loss on investments	(1)	—	(1)	—%
Other income	35	—	35	—%
Net loss before income taxes	(49,652)	(13,217)	(36,435)	276%
Benefit from income taxes	648	—	648	—%
Net loss	$(49,004)	$(13,217)	$(35,787)	271%
Revenues increased by $2.5 million, or 578%, to $3.0 million, for the three months ended March 31, 2026, compared with $0.4 million for the same period in 2025. This increase is primarily driven by a $1.7 million increase in fleet services revenue, of which, $1.2 million relates to the addition of the indoor robot fleet and the remaining increase of $0.6 million is a result of strong operational execution through expansion of the outdoor robot fleet.
Cost of revenues increased by $10.1 million to $12.0 million for the three months ended March 31, 2026, compared with $1.9 million for the same period in 2025, due primarily to the substantial expansion of our robot fleet resulting from the integration of the indoor robot fleet and expansion of the outdoor robot fleet.
Research and development expense increased by $12.2 million to $19.0 million for the three months ended March 31, 2026, compared with $6.9 million for the same period in 2025, due primarily to an increase in headcount of approximately 95%, including an increase in stock-based compensation expense, and increased software costs due to network usage.

General and administrative expense increased by $10.2 million to $14.9 million for the three months ended March 31, 2026, compared with $4.8 million for the same period in 2025, due primarily to an approximately 140% increase in headcount, higher stock-based compensation expense, higher amortization expense related to acquired intangible assets, and increased professional fees largely related to acquisition activities.
Operations expense increased by $5.3 million to $7.0 million for the three months ended March 31, 2026, compared with $1.7 million for the same period in 2025. The increase was primarily attributable to an approximately 225% increase in headcount, higher depreciation expense associated with the expansion of our robot fleet, and increased facility costs related to our entry into new markets.
Sales and marketing expenses increased by $1.6 million to $1.9 million for the three months ended March 31, 2026, compared with $0.2 million for the same period in 2025. This increase was primarily due to an increase in headcount of approximately 220%.
Interest income increased by $0.3 million to $2.1 million for the three months ended March 31, 2026, compared with $1.8 million for the same period in 2025, as a result of interest earned from cash on hand and marketable securities.
Interest expense had a negligible increase from the prior period. The change in expense was primarily related to amortization of debt discount.
Realized loss on foreign currency translation had a negligible increase for both periods. Such losses resulted from the translation of the Company’s non-U.S. transactions to U.S. dollars.
Realized loss on investments had a negligible increase from the prior period. Realized gains on investments are recognized as a result of sales of marketable securities.
Key Metrics
We regularly review the following key business metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. The following metrics are inclusive of the outdoor and indoor robot fleet.

	Three Months Ended March 31,
	2026	2025
	(Unaudited)	(Unaudited)
Daily Active Robots	812	73
Daily Supply Hours	10,295	648
Daily Active Robots. We define daily active robots as the average number of robots performing daily deliveries during the period. Daily active robots reflect our operation team’s capacity to have active robots in the field performing delivery services or generating branding revenues. We closely monitor and strive to efficiently increase our daily active robots as we improve our autonomy and resultant human-to-robot ratios and increase the number of partners on our platform.
Daily Supply Hours. We define daily supply hours as the average number of hours our robots are ready to perform daily deliveries during the period. Supply hours represent the aggregate number of robot hours per day during which we can utilize our robots for delivery. Supply hours increase as we add active robots and increase the operating window of those robots in a day. We closely monitor and strive to efficiently increase our fleet’s daily supply hours.
Liquidity and Capital Resources
As of March 31, 2026, our principal sources of liquidity were cash and cash equivalents, and marketable securities of $197.4 million, which consisted of $47.1 million in cash and cash equivalents, $140.4 million in short-term marketable securities. and $9.9 million in long-term marketable securities. Cash and cash equivalents consisted of cash on deposit with banks as well as an institutional money market account. Marketable securities consisted of commercial paper, corporate bonds, U.S. government agency securities and U.S. Treasury securities.

We have generated significant operating losses from our operations as reflected in our accumulated deficit of $257.9 million as of March 31, 2026. We have historically funded our operations from issuance of equity and debt securities, including our initial public offering in April 2024 and subsequent equity issuances. To execute on our strategic initiatives to continue to grow our business, we may incur operating losses and generate negative cash flows from operations in the future, and as a result, we may require additional capital resources. We believe our existing cash and cash equivalents and marketable securities will be sufficient to meet our working capital and capital expenditures needs for at least the next 12 months.

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
The following table shows a summary of our cash flows for the periods (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Net cash (used in) provided by:
Operating activities	$(41,422)	$(9,463)	$(31,959)
Investing activities	(19,615)	(3,300)	(16,315)
Financing activities	1,912	87,256	(85,344)
Increase (decrease) in cash and cash equivalents	$(59,125)	$74,493	$(133,618)
Operating Activities
Net cash used in operating activities was $41.4 million and $9.5 million for the three months ended March 31, 2026 and 2025, respectively. The increase of $32.0 million primarily consisted of an increased net loss of $35.8 million, adjusted for certain non-cash items, which primarily includes an increase of $5.8 million of depreciation and amortization expense and $3.5 million of non-cash stock-based compensation expense, offset by a decreased change in operating assets and liabilities of $4.4 million.
Investing Activities

Net cash used in investing activities was $19.6 million and $3.3 million for the three months ended March 31, 2026 and 2025, respectively. The increase of $16.3 million was primarily due to acquisition activity of $21.4 million, offset by net proceeds of marketable securities of $3.3 million.
Financing Activities
Net cash provided by financing activities was $1.9 million and $87.3 million for the three months ended March 31, 2026 and 2025, respectively. The decrease of $85.3 million primarily consisted of a decrease of $75.8 million in proceeds from the issuance of the Company’s common stock and a decrease of $11.8 million in proceeds from exercises of warrants.
Off-Balance Sheet Transactions
During the periods presented, we did not have, and we do not currently have, off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Estimates
There have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Management has identified the following material weaknesses in the Company’s internal control over financial reporting that exist as of March 31, 2026. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

These material weaknesses did not result in material errors during the interim and annual periods reported herein. Additionally, these material weaknesses could result in a misstatement of substantially all account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Status of Remediation Plan

In response to the identification of the material weaknesses, our management team has established and is executing a remediation plan designed to address these material weaknesses. We are currently undertaking and evaluating a number of steps to remediate the underlying causes of these material weaknesses, including:

•Hired additional qualified personnel to address critical skill gaps and provide enhanced leadership to our finance and accounting functions.

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

Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2026, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There are no pending, threatened or actual material legal proceedings to which the Company or any of its subsidiaries is a party.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors as disclosed in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities

In February 2026, in connection with the transactions contemplated by the Vebu Merger Agreement, the Company issued 118,128 shares of its common stock. The shares of common stock were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

In January 2026, in connection with the transactions contemplated by the Diligent Merger Agreement, the Company issued 32,835 shares of its common stock. The shares of common stock were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

Issuer Purchases of Equity Securities

None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the fiscal quarter ended March 31, 2026, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 6. EXHIBITS

Exhibit No.	Description
2.1+
Agreement and Plan of Merger by and among Serve Robotics Inc., Delight Merger Sub, Inc., Diligent Robotics, Inc. and Andrea Thomaz, dated January 19, 2026 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 21, 2026).

2.2+
Agreement and Plan of Merger by and among Serve Robotics Inc., Serve Kitchen Robotics Inc., Vebu, Inc. and James Buckly Jordan, dated February 5, 2026 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 20, 2026).

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
+    Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits to the SEC upon its request.
*    Filed herewith.
**    Furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERVE ROBOTICS INC.

Dated: May 7, 2026	By:	/s/ Ali Kashani
Ali Kashani
Chief Executive Officer
(Principal Executive Officer)

Dated: May 7, 2026	By:	/s/ Brian Read
Brian Read
Chief Financial Officer
(Principal Financial and Accounting Officer)