Form 10-Q
period 2026-06-30
Serve Robotics Inc. /DE/
filed 2026-08-06
CIK 1832483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2026
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
COMMISSION FILE NUMBER 001-42023
SERVE ROBOTICS INC.
(Exact name of registrant as specified in its charter)

Delaware	85-3844872
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1360 Bayport Avenue San Carlos, California 94070	(818) 860-1352
(Address of principal executive offices) (Zip code)	(Registrant’s telephone number, including area code)

730 Broadway Redwood City, California 94063
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	SERV	The Nasdaq Capital Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
As of August 4, 2026, the registrant had 86,707,507 shares of its common stock, par value $0.0001 per share, outstanding.

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

•our ability to expand and sustain our international business;
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

•our ability to adapt to evolving technology or customer demands in a timely and cost-effective manner;
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

•misuse of our delivery robots and related technology;
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
•our obligation to develop and maintain proper and effective internal control over financial reporting, and the presence of material weaknesses that increase the risk of material misstatement of our consolidated financial statements; and
•other risks and uncertainties, including those listed in our Annual Report on Form 10-K for the year ended December 31, 2025, including the factors described in the section entitled “Part I, Item 1A. Risk Factors,” as supplemented by those risks and uncertainties listed in this Quarterly Report on Form 10-Q, including the factors described in the section entitled “Part II, Item 1A. Risk Factors.”
Actual events or results may differ from those expressed in forward-looking statements. As such, you should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this
Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results, prospects, strategy, and financial needs. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, assumptions, and other factors described in the section entitled “Part I, Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2025, as supplemented by the risks, uncertainties, assumptions, and other factors described in the section entitled “Part II, Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a highly competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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
ii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

SERVE ROBOTICS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts and per share data)
(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$79,112	$106,239
Short-term marketable securities	156,295	127,170
Accounts receivable, net	2,883	851
Prepaid expenses	6,177	6,042
Other receivables	2,605	696
Other current assets	219	77
Total current assets	247,291	241,075
Long-term marketable securities	5,001	26,344
Property and equipment, net	50,507	47,013
Intangible assets, net	34,505	31,313
Goodwill	27,998	15,530
Operating lease right-of-use assets	10,050	5,369
Other non-current assets	3,272	1,107
Total assets	$378,624	$367,751

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,505	$5,014
Accrued liabilities	9,430	6,482
Deferred revenue	1,975	2
Operating lease liabilities, current	2,362	1,800
Total current liabilities	19,272	13,298
Operating lease liabilities, non-current	7,335	3,454
Deferred tax liabilities	225	255
Total liabilities	26,832	17,007
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of both June 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized, 86,536,203 and 74,781,782 shares issued and 86,496,060 and 74,734,949 shares outstanding as of June 30, 2026 and December 31, 2025, respectively	9	7
Additional paid-in capital	673,832	559,485
Accumulated other comprehensive income (loss)	(32)	138
Accumulated deficit	(322,017)	(208,886)
Total stockholders’ equity	351,792	350,744
Total liabilities and stockholders’ equity	$378,624	$367,751
The accompanying notes are an integral part of these condensed consolidated financial statements.

SERVE ROBOTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share amounts and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$3,238	$642	$6,222	$1,082
Cost of revenues	12,017	3,501	24,002	5,410
Gross loss	(8,779)	(2,859)	(17,780)	(4,328)

Operating expenses:
Research and development	20,279	9,120	39,316	16,000
General and administrative	24,844	8,078	39,760	12,828
Operations	7,862	2,124	14,817	3,793
Sales and marketing	4,301	463	6,174	702
Total operating expenses	57,286	19,785	100,067	33,323

Loss from operations	(66,065)	(22,644)	(117,847)	(37,651)

Other income (expense):
Interest income	1,927	1,794	4,033	3,586
Interest expense	—	—	—	(3)
Realized loss on foreign currency translation	(4)	—	(14)	—
Realized loss on investments	—	—	(1)	—
Other income	3	—	38	—
Other expenses	(24)	—	(24)	—
Net loss before income taxes	(64,163)	(20,850)	(113,815)	(34,068)
Benefit from income taxes	(36)	—	(684)	—
Net loss	$(64,127)	$(20,850)	$(113,131)	$(34,068)

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on foreign currency translation	(2)	343	(6)	343
Unrealized gain (loss) on investments	31	(45)	(164)	(45)
Other comprehensive income (loss), before tax	29	298	(170)	298
Income tax expense related to items of other comprehensive income	—	—	—	—
Other comprehensive income (loss), net of tax	29	298	(170)	298
Comprehensive loss	$(64,098)	$(20,552)	$(113,301)	$(33,770)

Weighted average common shares outstanding - basic and diluted	80,310,583	57,514,808	77,820,615	56,953,711
Net loss per common share - basic and diluted	$(0.80)	$(0.36)	$(1.45)	$(0.60)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERVE ROBOTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts and per share data)
(Unaudited)

	Common Stock			Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2024	51,288,566	$5		$239,201	$—	$(107,525)	$131,681
Issuance of common stock in registered direct offering, net of offering costs	4,210,525	1		75,847	—	—	75,848
Short-swing profit disgorgement	—	—		48	—	—	48
Vested restricted stock units	121,660	—	*	—	—	—	—
Exercise of warrants	1,164,644	—	*	11,787	—	—	11,787
Exercise of options	60,120	—	*	138	—	—	138
Stock-based compensation	—	—		3,879	—	—	3,879
Net loss	—	—		—	—	(13,217)	(13,217)
Balances at March 31, 2025	56,845,515	6		330,900	—	(120,742)	210,164
Issuance of common stock pursuant to at-the-market public offerings, net of offering costs	1,125,706	—	*	13,521	—	—	13,521
Vested restricted stock units	216,685	—	*	—	—	—	—
Exercise of warrants	1,092,542	—	*	(411)	—	—	(411)
Exercise of options	52,884	—	*	86	—	—	86
Stock-based compensation	—	—		4,398	—	—	4,398
Other comprehensive income	—	—		—	298	—	298
Net loss	—	—		—	—	(20,850)	(20,850)
Balances at June 30, 2025	59,333,332	$6		$348,494	$298	$(141,592)	$207,206

	Common Stock			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2025	74,734,949	$7		$559,485	$138	$(208,886)	$350,744
Issuance of common stock pursuant to at-the-market public offerings, net of offering costs	190,000	—	*	1,506	—	—	1,506
Acquisitions	344,889	—	*	6,984	—	—	6,984
Vested restricted stock units	666,307	—	*	—	—	—	—
Exercise of options	78,529	—		406	—	—	406
Stock-based compensation	—	—	*	7,353	—	—	7,353
Other comprehensive loss	—	—		—	(199)	—	(199)
Net loss	—	—		—	—	(49,004)	(49,004)
Balances at March 31, 2026	76,014,674	7		575,734	(61)	(257,890)	317,790
Issuance of common stock pursuant to at-the-market public offerings, net of offering costs	9,567,900	1		83,415	—	—	83,416
Vested restricted stock units	889,029	1		—	—	—	1
Exercise of options	24,457	—	*	(2)	—	—	(2)
Stock-based compensation	—	—		14,685	—	—	14,685
Other comprehensive income	—	—		—	29	—	29
Net loss	—	—		—	—	(64,127)	(64,127)
Balances at June 30, 2026	86,496,060	$9		$673,832	$(32)	$(322,017)	$351,792
*The change in common stock is less than $1,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

SERVE ROBOTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(113,131)	$(34,068)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	22,038	8,277
Depreciation	7,107	1,269
Amortization	5,725	23
Deferred income taxes	(770)	—
Accretion of discount on available-for-sale securities	(781)	(398)
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable, net	(1,168)	(499)
Prepaid expenses	(152)	(650)
Other receivables	(1,058)	(283)
Other current assets	(32)	—
Accounts payable	(1,765)	(485)
Accrued liabilities	472	1,208
Deferred revenue	48	(8)
Operating lease liabilities	(1,271)	188
Net cash used in operating activities	(84,738)	(25,426)
Cash flows from investing activities:
Proceeds from maturities and sales of marketable securities	99,722	—
Purchases of marketable securities	(107,068)	(66,308)
Acquisitions, net of cash acquired	(21,447)	(5,634)
Purchases of property and equipment	(2,417)	(9,498)
Proceeds from tariff refunds	3,567	—
Security deposits	(71)	(69)
Capitalized software implementation costs	—	(425)
Net cash used in investing activities	(27,714)	(81,934)
Cash flows from financing activities:
Proceeds from issuance of common stock pursuant to at-the-market public offerings, net of offering costs	84,922	13,521
Proceeds from exercise of options	404	224
Proceeds from issuance of common stock in registered direct offering, net of offering costs	—	75,847
Proceeds from exercise of warrants	—	11,376
Repayments of financing lease liability	—	(186)
Proceeds from short-swing profit disgorgement	—	48
Payments of deferred offering costs	—	(35)
Net cash provided by financing activities	85,326	100,795
Effect of exchange rate changes on cash and cash equivalents	(1)	(1)
Net change in cash and cash equivalents	(27,126)	(6,565)
Cash and cash equivalents at beginning of period	106,239	123,266
Cash and cash equivalents at end of period	$79,112	$116,700

Supplemental disclosure of cash flow information:
Cash paid for interest	$197	$93
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Non-cash consideration for acquisitions	$6,984	$—
Operating lease right-of-use assets obtained for lease obligations	$5,584	$1,172
Purchases of property and equipment, accrued but not paid	$1,118	$64

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
In June 2026, the Company changed its corporate headquarters from 730 Broadway, Redwood City, California 94063 to 1360 Bayport Avenue, San Carlos, California 94070 (the “Address Change”). There was no material impact on the Company’s operations, financial position, or results of operations as a result of the Address Change.
Serve designs, develops, and operates low-emission robotics systems that navigate and perform work in complex, human-centered environments. Serve has developed an advanced platform that combines proprietary hardware, artificial intelligence, computer vision, and cloud-based fleet management software to enable safe, reliable, and scalable autonomous operations across multiple outdoor and indoor physical domains.
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
Liquidity and Going Concern

As of June 30, 2026, our principal sources of liquidity were cash and cash equivalents and short-term marketable securities of $235.4 million, which consisted of unrestricted cash and cash equivalents on hand of $79.1 million and $156.3 million in short-term marketable securities. The Company has incurred recurring losses each year since its inception and continues to forecast operating and investing cash outflows.

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
Significant Accounting Policies
Other than the accounting policies as disclosed in this Quarterly Report on Form 10-Q, there have been no material changes to our significant accounting policies disclosed in Note 2. Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.
Concentrations of Credit Risk
Financial instruments, consisting principally of cash and cash equivalents, are potentially subject to credit risk concentration. The Company generally maintains balances in various operating accounts at financial institutions that management believes to be creditworthy, in amounts that may exceed federally insured limits. The Company has not experienced any losses related to its cash and cash equivalents and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.
A significant portion of our revenue is concentrated with a limited number of customers. The following table represents the concentration of revenue for all customers that accounted for more than 10% of our revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Customer A sales as a percentage of total revenues	11%	31%	12%	29%
Customer B sales as a percentage of total revenues	22%	N/A	17%	N/A
Customer C sales as a percentage of total revenues	N/A	39%	N/A	46%

A significant portion of our accounts receivable is concentrated with a limited number of customers. The following table represents the concentration of accounts receivable for all customers that account for more than 10% of our total accounts receivable as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Customer A receivables as a percentage of total accounts receivable	11%	11%
Customer B receivables as a percentage of total accounts receivable	N/A	N/A
Customer C receivables as a percentage of total accounts receivable	N/A	N/A
Customer D receivables as a percentage of total accounts receivable	N/A	18%
Customer E receivables as a percentage of total accounts receivable	14%	30%
Customer F receivables as a percentage of total accounts receivable	13%	N/A
Business Combinations
The Company accounts for business combinations using the acquisition method of accounting, which requires, among other things, allocation of the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed at their estimated fair values on the acquisition date. The excess of the fair value of purchase consideration over the values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to the valuation of intangible assets. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, not to exceed one year from the date of acquisition, the Company may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill if new information is obtained related to facts and circumstances that existed as of the acquisition date. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are reflected in the unaudited condensed consolidated statements of operations and comprehensive loss.
Acquisition-related costs are costs that the Company incurs to effect a business combination, such as advisory, legal, accounting, valuation, and consulting fees. These costs are expensed as incurred. The Company recognized $0.4 million and $2.2 million of acquisition costs during the three and six months ended June 30, 2026, respectively. There was an immaterial amount of acquisition costs recognized during the three and six months ended June 30, 2025.
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
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is recognized using the straight-line method over the following estimated useful lives:

Category	Estimated Useful Life
Robot Assets	4 - 6 years
Tooling	3 - 4 years
Office Equipment	3 years
Furniture and Fixtures	5 years
Leasehold Improvements	Shorter of remaining lease term or estimated useful life for leasehold improvements

The range of useful lives of leasehold improvements will depend on the specific circumstances for each improvement and the associated lease agreement. As of June 30, 2026, leasehold improvements are being depreciated over 1 to 7 years. Estimated useful lives are routinely assessed by management for reasonableness. Maintenance and repairs are expensed as incurred. When assets are retired or otherwise disposed of, the cost of these assets and related accumulated depreciation or amortization are eliminated from the unaudited condensed consolidated balance sheets and any resulting gains or losses are included in the unaudited condensed consolidated statements of operations and comprehensive loss in the period of disposal.
Intangible Assets, Net
Intangible assets result from acquisitions. The accounting for acquisitions requires significant estimates and judgments based on assumptions that are believed to be reasonable. Intangible assets consist of developed technology, customer relationships, and trade names. Intangible assets are recorded at fair value as of the date of acquisition and amortized using a method consistent with the pattern of benefit, which is typically on a straight-line basis over their estimated useful lives, generally 4 to 25 years. The Company reviews identifiable definite-lived intangible assets for impairment under the long-lived asset model described under “Impairment of Long-Lived Assets” as disclosed in Note 2. Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.
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

The Company classifies stock-based compensation expense in its unaudited condensed consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

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
Fees that have been invoiced or paid but performance obligations have not been met are recorded as deferred revenue. As of June 30, 2026 and December 31, 2025, the Company had $2.0 million and an immaterial amount, respectively, in deferred revenue pertaining to fleet and software services.
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
Net Loss per Share
Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the weighted average number of shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of diluted net loss per share if their inclusion would be anti-dilutive. As all potentially dilutive securities were anti-dilutive as of June 30, 2026 and 2025, diluted net loss per share is the same as basic net loss per share for each period.
Potentially dilutive items outstanding are as follows:

	As of June 30,
	2026	2025
Unvested restricted stock units	8,883,386	6,495,638
Common stock warrants	5,079,294	1,096,481
Contingently issuable shares	1,795,960	—
Stock options	694,138	874,049
Unvested restricted stock awards subject to recourse and nonrecourse loans	40,143	107,046
Total potentially dilutive shares	16,492,921	8,573,214
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

The following table presents our revenues disaggregated by service type. This level of disaggregation takes into consideration how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Fleet services	$2,305	$330	$4,263	$541
Software services	933	312	1,959	541
Total revenue	$3,238	$642	$6,222	$1,082

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

Deferred Revenue

The Company records deferred revenues when cash payments are received or due in advance of the Company satisfying its performance obligations. The changes in the balances of deferred revenue were as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Balance at beginning of period	$2	$20
Additions	4,119	10
Increases due to acquisitions	1,925	—
Revenue recognized	(4,071)	(20)
Balance at end of period	$1,975	$10

As of June 30, 2026, all of the deferred revenue is classified as current on the unaudited condensed consolidated balance sheet and expected to be recognized within the next twelve months.

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

Remaining performance obligation consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Current	$3,545	$—
Noncurrent	2,592	—
Total	$6,137	$—

The majority of the Company’s noncurrent remaining performance obligation is expected to be recognized in the next 13 to 42 months.
4. ACQUISITIONS
Fiscal 2026 Acquisitions
Vebu, Inc. Acquisition
On February 17, 2026 (the “Vebu Closing Date”), the Company completed its acquisition of Vebu, Inc. (“Vebu”), which specializes in developing advanced automation solutions and robotic systems that streamline food preparation and kitchen workflows across the food supply chain. Pursuant to the Agreement and Plan of Merger, dated February 5, 2026, by and among Serve, Vebu and Serve Kitchen Robotics Inc., a Delaware corporation and direct wholly-owned subsidiary of the Company, and James Buckly Jordan, an individual, solely in his capacity as the representative of the indemnifying securityholders (the “Vebu Merger Agreement”), the Company acquired all of the issued and outstanding equity of Vebu (the “Vebu Acquisition”).

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
In addition, as set forth in the Vebu Merger Agreement, Vebu stockholders may be entitled to receive additional earnout consideration consisting of a number of shares of the Company’s common stock equal to 33% of the net proceeds generated during the earnout period, divided by the volume-weighted average price of the Company’s common stock over the earnout period (the “Earnout Consideration”). The Earnout Consideration is classified as a liability in accordance with ASC 480 because the Company is obligated to issue a variable number of shares. As of June 30, 2026, the fair value of the contingent consideration was deemed to be $5.0 thousand. The contingent consideration liability will be recognized at the point that the earnout is deemed probable. At the time it is recorded, it will be classified in the consolidated balance sheets based on the expected timing of settlement. Refer to Note 6. Fair Value Measurements for information regarding the subsequent measurement of the contingent consideration liability at fair value.
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

At the closing, each outstanding share of Vebu common stock and preferred stock was automatically cancelled and converted into the right to receive shares of the Company’s common stock (including any escrow releases and earnout consideration), as set forth in the Vebu Merger Agreement. Each restricted stock unit held by a continuing employee immediately prior to the closing was assumed and converted by the Company into a Company RSU on a 1:1 basis and on substantially identical terms and conditions. The Company assumed 500,000 restricted stock units held by continuing employees of Vebu.

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
The Company recorded $0.2 million and $0.6 million of acquisition related costs in the three and six months ended June 30, 2026, respectively, representing professional fees and other direct acquisition costs. These costs are recorded within general and administrative expense in our unaudited condensed consolidated statements of operations and comprehensive loss.
Diligent Robotics, Inc. Acquisition
On January 27, 2026 (the “Diligent Closing Date”), the Company completed its acquisition of Diligent Robotics, Inc. (“Diligent”), a provider of AI-powered robot assistants for the healthcare industry. Pursuant to the Agreement and Plan of Merger, dated January 19, 2026, by and among the Company, Delight Merger Sub, Inc., a Delaware corporation and direct wholly-owned subsidiary of the Company, Diligent, and Andrea Thomaz, an individual, solely in her capacity as the representative of the indemnifying securityholders (the “Diligent Merger Agreement”), the Company acquired all of the issued and outstanding equity of Diligent (the “Diligent Acquisition”).
Pursuant to the terms of the Diligent Merger Agreement, the aggregate consideration paid by the Company to the Diligent stockholders at the closing of the Diligent Acquisition had an aggregate fair value of $25.7 million of cash, common stock, and earnout contingent consideration. After giving effect to the adjustments as set forth in the Diligent Merger Agreement, the Company issued 197,472 shares of the Company’s common stock to the Diligent stockholders with a fair value of $2.5 million based on the Company’s closing stock price as of the date of acquisition. In addition, up to 366,332 shares of the Company’s common stock may be issued in the future upon achievement of certain milestones set forth in the Diligent Merger Agreement, of which 274,749 shares relate to the contingent consideration included in the consideration transferred. The remaining 91,583 shares of the Company’s common stock to be issued upon achievement of certain future milestones as set forth in the Diligent Merger Agreement are attributed to certain employees and subject to a continuous service-condition. Refer to Note 10. Stockholders’ Equity and Stock-Based Compensation for additional information regarding the earnout consideration arrangements.
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

The Company allocated the fair value of the purchase price consideration to the tangible and intangible assets acquired and liabilities assumed, based on estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The Company’s valuation assumptions of acquired assets and assumed liabilities require significant estimates with respect to intangible assets. The acquired company’s intangible assets are comprised of developed technology and trade name. The estimated fair values of the developed technology and trade name were determined using the relief from royalty method under the income-based approach. This method estimates the fair value of the intangible asset based on the present value of royalty payments that would be paid if the subject intangible asset was not owned but paid to a third-party for the use of the asset.

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
The Company recorded $0.2 million and $1.4 million of acquisition related costs in the three and six months ended June 30, 2026, respectively, representing professional fees and other direct acquisition costs. These costs are recorded within general and administrative expense in our unaudited condensed consolidated statements of operations and comprehensive loss.
The amounts of revenue and loss from Diligent included in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss from January 27, 2026 to the period ended June 30, 2026 were $2.9 million and $14.0 million, respectively.
Pro forma results (unaudited)
The following pro forma information assumes the Diligent Acquisition occurred as of the beginning of the year immediately preceding the transaction. The pro forma information contains the actual operating results of the Company combined with the results of Diligent prior to acquisition dates, adjusted to reflect the pro forma impact of the acquisitions occurring as of January 1, 2025. The pro forma adjustments primarily consist of $2.0 million to remove interest expense recorded on debt paid off at close and adjustments for a total $3.3 million in transaction costs incurred. This pro forma presentation does not include any impact of transaction synergies.
The following table presents the unaudited pro forma consolidated revenue and net loss for the combined company as a result of the Diligent Acquisition (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$3,238	$3,166	$6,722	$5,969
Net Loss	$(63,971)	$(27,482)	$(114,601)	$(45,860)
The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the Diligent Acquisition been consummated as of January 1, 2025.
Fiscal 2025 Acquisitions

Vayu Acquisition

On August 14, 2025 (the “Vayu Closing Date”), the Company entered into an Agreement and Plan of Merger by and among the Company, Valencia Merger Sub I Inc., a Delaware corporation and the Company’s direct wholly-owned subsidiary (“Valencia Merger Sub I”), Valencia Merger Sub II LLC, a Delaware limited liability company and the Company’s direct wholly-owned subsidiary (“Valencia Merger Sub II”), Vayu Robotics, Inc. (“Vayu”) and certain of Vayu’s securityholders (the “Vayu Merger Agreement”).

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

In connection with the Vayu Merger Agreement, the Company granted performance-based RSUs (“PRSUs”). 880,001 PRSUs were granted to certain employees and 560,000 PRSUs were granted to certain shareholders. All PRSUs will vest or commence vesting upon achievement of a specified operational target (the “Milestone”) by December 31, 2026 (the “Milestone Date”). In addition, the PRSUs are subject to a continuous service condition.

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
The Company recorded zero and $0.2 million of acquisition related costs in the three and six months ended June 30, 2026, respectively, representing professional fees and other direct acquisition costs. These costs are recorded within general and administrative expense in our unaudited condensed consolidated statements of operations and comprehensive loss.
Voysys AB Acquisition

On April 1, 2025 (the “Voysys Closing Date”), the Company acquired from Phantom Auto Inc., a Delaware corporation (“Phantom”) (i) all of the issued and outstanding equity of Voysys AB, a limited liability company duly incorporated and organized under the laws of Sweden (“Voysys”) and (ii) certain intellectual property, including registered patents, of Phantom. The acquisition was accounted for under the acquisition method of accounting. Voysys is a Swedish pioneer in ultra-low latency video streaming, connectivity, and teleoperation technology. The Company’s acquisition of Voysys enhances Serve’s technology stack to support its rapidly growing fleet of autonomous delivery robots.

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

Acquisition related costs represent costs incurred for professional fees and other direct acquisition costs. These costs are recorded within general and administrative expense in our unaudited condensed consolidated statements of operations and comprehensive loss. In connection with the acquisition of Voysys, the Company recorded zero acquisition-related costs in the three and six months ended June 30, 2026.

5. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill represents the excess of the cost over the net tangible and identifiable intangible assets of acquired businesses.
The changes in the carrying amount of goodwill during the six months ended June 30, 2026 were as follows (in thousands):

Total
Balance as of December 31, 2025	$15,530
Acquisitions	12,468
Balance as of June 30, 2026	$27,998
Identifiable intangible assets acquired in business combinations are recorded based upon fair value at the date of acquisition. Carrying values are adjusted to reflect the impacts of foreign currency.
Intangible assets, net consisted of the following as of June 30, 2026 (in thousands):

	Weighted-Average Remaining Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	4.5	$39,749	$6,225	$33,524
Customer relationships	23.8	255	12	243
Trade names	4.3	835	97	738
Balance as of June 30, 2026		$40,839	$6,334	$34,505
Developed technology intangible assets are being amortized over 5 to 15 years. Customer relationships are being amortized over 25 years. Trade name intangible assets are being amortized over 4 to 10 years.
The Company recorded amortization expense associated with intangible assets of $2.0 million and $3.8 million for the three and six months ended June 30, 2026, respectively. An insignificant amount of amortization expense associated with intangible assets was recognized during the three and six months ended June 30, 2025.
The estimated future amortization expense of intangible assets as of June 30, 2026 is as follows (in thousands):

Year Ending December 31,	Amortization Expense
Remainder of 2026	$3,903
2027	7,807
2028	7,807
2029	7,807
2030	5,206
Thereafter	1,975
Total estimated future amortization expense	$34,505

6. FAIR VALUE MEASUREMENTS
Assets Measured at Fair Value on a Recurring Basis
The following tables set forth the Company’s cash equivalents and marketable securities that were measured at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2026 and December 31, 2025 (in thousands):

	Fair Value Measurements as of June 30, 2026:
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$45,263	$—	$—	$45,263
Commercial paper	—	4,336	—	4,336
Corporate bonds	—	800	—	800
Short-term marketable securities
Certificates of deposit	—	25,000	—	25,000
Commercial paper	—	28,894	—	28,894
Corporate notes/bonds	—	100,399	—	100,399
U.S. Government agencies	—	2,002	—	2,002
U.S. Treasury securities	—	—	—	—
Long-term marketable securities
Corporate notes/bonds	—	4,001	—	4,001
U.S. Government agencies	—	1,000	—	1,000
Total fair value of assets	$45,263	$166,432	$—	$211,695

	Fair Value Measurements as of December 31, 2025:
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$86,714	$—	$—	$86,714
Commercial paper	—	3,995	—	3,995
Corporate bonds	—	—	—	—
Short-term marketable securities
Certificates of deposit	—	40,182	—	40,182
Commercial paper	—	35,814	—	35,814
Corporate notes/bonds	—	47,928	—	47,928
U.S. Government agencies	—	1,251	—	1,251
U.S. Treasury securities	—	1,995	—	1,995
Long-term marketable securities
Corporate notes/bonds	—	20,341	—	20,341
U.S. Government agencies	—	6,003	—	6,003
Total fair value of assets	$86,714	$157,509	$—	$244,223
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

Liabilities Measured at Fair Value on a Recurring Basis
As discussed in Note 4. Acquisitions, the Company entered into a contingent consideration arrangement in connection with its acquisition of Vebu, in which the Company will make additional payments to the Vebu stockholders based on achievement of certain milestones. In addition, the Company awarded a certain employee with a compensation arrangement in which the employee is eligible to receive a variable number of shares based on specified performance metrics. Both arrangements are liability-classified arrangements and are accounted for in accordance with ASC 480.
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
The most significant unobservable inputs used to determine the fair value of the liability-classified contingent considerations relate to the revenue growth rate (3.0%), discount rate (28.0%) and the market price of risk adjustment (4.0%). As of June 30, 2026, the fair value of the Company’s Level 3 liabilities was immaterial.

7. MARKETABLE SECURITIES

The following tables summarize the cost or amortized cost, gross unrealized gain, gross unrealized loss, and fair value of the Company’s cash equivalents and marketable securities as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
	Cost or Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
Cash equivalents
Money market funds	$45,263	$—	$—	$45,263
Commercial paper	4,337	—	(1)	4,336
Corporate bonds	801	—	(1)	800
Short-term marketable securities
Certificates of deposit	25,000	—	—	25,000
Commercial paper	28,902	—	(8)	28,894
Corporate notes/bonds	100,523	—	(124)	100,399
U.S. Government agencies	2,002	—	—	2,002
U.S. Treasury securities	—	—	—	—
Long-term marketable securities
Corporate notes/bonds	3,999	2	—	4,001
U.S. Government agencies	1,000	—	—	1,000
Total	$211,827	$2	$(134)	$211,695

	December 31, 2025
	Cost or Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
Cash equivalents
Money market funds	$86,714	$—	$—	$86,714
Commercial paper	3,995	—	—	3,995
Corporate bonds	—	—	—	—
Short-term marketable securities
Certificates of deposit	40,001	181	—	40,182
Commercial paper	35,814	—	—	35,814
Corporate notes/bonds	47,912	16	—	47,928
U.S. Government agencies	1,251	—	—	1,251
U.S. Treasury securities	1,994	1	—	1,995
Long-term marketable securities
Corporate notes/bonds	20,348	—	(7)	20,341
U.S. Government agencies	6,005	—	(2)	6,003
Total	$244,034	$198	$(9)	$244,223

For marketable securities with unrealized loss positions, the Company does not intend to sell these securities, and it is more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis. No allowance for credit losses was recorded for these securities as of June 30, 2026 or December 31, 2025.

8. PROPERTY AND EQUIPMENT, NET
The following is a summary of property and equipment, net (in thousands):

	June 30, 2026	December 31, 2025
Robot assets	$50,098	$47,221
Construction in progress	8,282	3,357
Tooling	2,350	2,111
Office equipment	611	375
Furniture and fixtures	655	—
Leasehold improvement	618	414
Total	62,614	53,478
Less: accumulated depreciation	(12,107)	(6,465)
Property and equipment, net	$50,507	$47,013
The Company recorded depreciation expense of $3.7 million and $0.8 million for the three months ended June 30, 2026 and 2025, respectively. The Company recorded depreciation expense of $7.1 million and $1.3 million for the six months ended June 30, 2026 and 2025, respectively.
As of June 30, 2026, property and equipment included a $4.4 million reduction related to tariff refunds recognized during the period as a result of the U.S. Supreme Court ruling under the International Emergency Economic Powers Act (“IEEPA”). As of June 30, 2026, $3.6 million is reflected in robot assets and the remaining $0.8 million is reflected in construction in progress. Refer to Note 12. Commitments and Contingencies for further information.
9. LEASES
Operating Leases – Right of Use Asset and Liability
The Company leases its facilities, which include office and warehouse space, under non-cancelable lease agreements with terms expiring between August 2026 and September 2031. The Company also has leases for cargo vans with terms expiring between November 2026 and March 2028. Certain of these arrangements have free rent, escalating rent payment provisions, lease renewal options, and tenant allowances. Under such arrangements, the Company recognizes an ROU asset and lease liability on the unaudited condensed consolidated balance sheets. Lease costs are recognized on a straight-line basis over the non-cancelable lease term.
The components of lease costs related to the Company’s operating leases are classified in the unaudited condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operations	$938	$495	$1,833	$686
General and administrative	304	5	472	28
Research and development	3	5	9	74
Sales and marketing	1	—	1	—
Total lease costs	$1,246	$505	$2,315	$788

The components of lease costs were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease costs	$765	$416	$1,563	$655
Variable lease costs	448	89	675	133
Short-term lease costs	33	—	77	—
Total lease costs	$1,246	$505	$2,315	$788
Supplemental cash flow information related to leases is as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Operating cash flows paid for operating leases	$1,288	$534
Right-of-use assets obtained in exchange for operating lease obligations	$5,584	$1,172
Supplemental balance sheet information related to leases is as follows:

	June 30, 2026	December 31, 2025
Weighted-average remaining lease term (in years)	4.12	3.42
Weighted-average discount rate	7.47%	7.39%
The maturities of lease liabilities as of June 30, 2026, are as follows (in thousands):

Remainder of 2026	$1,472
2027	3,120
2028	2,187
2029	2,003
2030	1,773
Thereafter	743
Total undiscounted future cash flows	11,298
Less: imputed interest	(1,601)
Total operating lease liabilities	$9,697
As of June 30, 2026, the Company had no additional operating lease commitments for non-cancelable leases that had not yet commenced.
Finance Lease – Failed Sales-Leaseback
In November 2022, the Company entered into a lease agreement with Farnam Capital for its robot assets. As per ASC 842-40-25-1, the transaction was considered a failed sales-leaseback and therefore the lease was accounted for as a financing agreement. In April 2025, the Company exercised the option to purchase the assets at the end of the lease for $2.2 million. There was no outstanding liability at June 30, 2026.

10. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION
Common Stock
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the Company’s board of directors.
As of June 30, 2026, the Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.0001 per share, and 300,000,000 shares of common stock, par value $0.0001 per share.
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
Common Stock Transactions
On February 17, 2026, the Company entered into the Vebu Merger Agreement, pursuant to which the Company issued 147,445 shares of its common stock in initial upfront consideration. The Company also issued 500,000 shares of common stock to certain employees. As of June 30, 2026, 637,945 of the total 647,445 shares of common stock contemplated in the Vebu Merger Agreement have been issued and are outstanding.
On January 27, 2026, the Company entered into the Diligent Merger Agreement, pursuant to which the Company issued 197,472 shares of its common stock in initial upfront consideration. Additionally, the Company granted a future earnout consisting of up to 366,332 shares of common stock, contingent on the achievement of certain performance milestones. The Company also issued 1,319,151 shares of common stock to certain employees. As of June 30, 2026, 1,440,893 of the total 1,882,955 shares of common stock contemplated in the Diligent Merger Agreement have been issued and are outstanding.
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
On August 15, 2025, the Company entered into the Vayu Merger Agreement, pursuant to which the Company issued 1,494,906 shares of its common stock in initial upfront consideration. Additionally, the Company granted a future earnout consisting of up to 560,000 shares of common stock, subject to the achievement of certain performance milestones. The Company also issued warrants to purchase 4,000,000 shares of common stock, with an exercise price of $10.36 per share (which amount is equal to the 10-day volume-weighted average price of the Company’s common stock prior to the closing of the transaction), to a certain Vayu securityholder. As of June 30, 2026, 1,494,906 of the 7,558,314 shares of deal consideration have been issued and are outstanding.
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
Subject to adjustments as set forth in the 2023 Plan, the maximum aggregate number of shares of common stock that may be issued under the 2023 Plan will not exceed 7,487,029 shares. In June 2025, the 2023 Plan was amended, and the number of shares authorized under the 2023 Plan was increased by 2,280,000 additional shares. In October 2025, the number of shares authorized under the 2023 Plan was increased by 3,289,146 additional shares, pursuant to the evergreen provisions under the 2023 Plan. As of June 30, 2026, there were a total of 1,534,968 shares available to be issued under the 2023 Plan.
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
Subject to adjustments as set forth in the 2022 Vayu Plan, the maximum aggregate number of shares of the Company’s common stock that may be issued under the 2022 Vayu Plan may not exceed 5,344,275 shares. Subject to adjustments as set forth in the 2022 Vayu Plan, the maximum aggregate number of shares that may be issued under the 2022 Vayu Plan pursuant to incentive stock options may not exceed the number set forth above plus, to the extent allowable under Section 422 of the Internal Revenue Code and the regulations promulgated thereunder, any shares that again become available for issuance pursuant to the 2022 Vayu Plan. As of June 30, 2026, there were approximately 94,566 shares available to be issued under the 2022 Vayu Plan.

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
Restricted Stock Awards (RSAs)
The following table summarizes activity related to the Company’s restricted stock awards for the six months ended June 30, 2026:

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2025	285,053	$0.08
Granted	—	—
Vested	(239,301)	0.01
Forfeited	(2,132)	—
Nonvested as of June 30, 2026	43,620	$0.45
During 2023, the Company issued shares of restricted common stock for recourse notes. The shares were issued with a corresponding note receivable, a recourse loan that was collateralized by the underlying shares. As of June 30, 2026 and December 31, 2025, there were 40,143 and 46,833 shares of common stock issued, respectively, that are subject to the non-recourse notes and deemed not outstanding.
Restricted Stock Units (RSUs)
The following table summarizes activity related to the Company’s RSUs for the six months ended June 30, 2026:

	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2025	7,217,790	$9.14
Granted	3,608,010	11.59
Vested	(1,555,336)	8.74
Forfeited	(387,078)	11.60
Nonvested as of June 30, 2026	8,883,386	$10.27

During the six months ended June 30, 2026, the Company granted 3,608,010 RSUs with vesting periods ranging 1 month to 4 years.
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
During the six months ended June 30, 2026, the Company repurchased no shares of common stock.
Performance-Based Restricted Stock Units
The following table summarizes activity related to the Company’s performance-based restricted stock units (“PRSU”) for the six months ended June 30, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2025	801,292	$9.71
Granted	102,000	9.38
Vested	—	—
Forfeited	(33,664)	9.71
Nonvested as of June 30, 2026	869,628	$9.67

June PRSUs (June 2026)
On June 17, 2026, the Company granted 2,000 PRSUs to an employee of the Company (“June PRSUs”) from the 2023 plan. The June PRSUs shall vest upon satisfaction of a performance-based vesting condition, which shall be satisfied upon the achievement of certain milestones. At the point the conditions of the June PRSUs are deemed to have been achieved, 100% of the PRSUs will vest immediately. The total grant date fair value of the June PRSUs was $13.4 thousand, which was determined based on the Company’s stock price on date of grant. As of June 30, 2026, the Company considers the achievement of the June PRSUs milestone to be probable. As such, the Company will recognize the related compensation cost over the requisite service period. As of June 30, 2026, all shares of the June PRSUs were unvested and outstanding.
March PRSUs (March 2026)
On March 23, 2026, the Company granted 100,000 PRSUs to an employee of the Company (“March PRSUs”) from the 2023 Plan. The March PRSUs shall vest upon satisfaction of both (i) a service-based vesting condition and (ii) a performance-based vesting condition. The service-based vesting condition shall be satisfied based on the employee’s continued employment. The performance-based vesting condition shall be satisfied upon the achievement of certain milestones. At the point the conditions of the March PRSUs are deemed to have been achieved, 25% of the total March PRSUs will vest immediately, and 1/30th of the remaining shares will vest on the same day of each month thereafter for 30 months, subject to the employee’s continued employment. The total grant date fair value of the March PRSUs was $0.9 million, which was determined based on the Company’s stock price on date of grant. As of June 30, 2026, the Company considers the achievement of the March PRSUs milestone to be probable. As such, the Company will recognize the related compensation cost over the requisite service period. As of June 30, 2026, all shares of the March PRSUs were unvested and outstanding.
Vayu PRSUs
On August 15, 2025, the Company granted 1,440,001 shares contemplated by the Vayu Acquisition, of which the Company granted 880,001 PRSUs to employees (“Vayu PRSUs”). The remaining 560,000 shares were granted to nonemployees. The Vayu PRSUs will vest or commence vesting upon achievement of certain milestones as defined per the Vayu Merger Agreement. In addition, the Vayu PRSUs may also be subject to a continuous service condition. At the point the milestones have been deemed to be achieved (the “Milestone Date”), approximately 66% of the Vayu PRSUs will vest immediately, and the remaining 34% will vest over 2.5 years following the Milestone Date. The total grant date fair value of the Vayu PRSUs was $8.5 million, which was determined based on the Company’s stock price on date of grant. As of June 30, 2026, the Company considers the achievement of the Vayu PRSUs milestone to be probable. As such, the Company will recognize the related compensation cost over the requisite service period. As of June 30, 2026, all shares of the Vayu PRSUs were unvested and outstanding.
Stock Options
The following table summarizes activity related to the Company’s stock options for the six months ended June 30, 2026:

	Options	Weighted Average Exercise Price	Intrinsic Value (in thousands)
Outstanding as of December 31, 2025	826,539	$1.01	$8,573
Granted	—	—	—
Exercised	(102,986)	3.87	678
Forfeited	(29,415)	1.52	194
Outstanding as of June 30, 2026	694,138	$0.84	$4,545

Exercisable as of June 30, 2026	473,487	$0.79	$3,116
Exercisable and expected to vest at June 30, 2026	694,138	$0.84	$4,545
Refer to Note 4. Acquisitions for information regarding the valuation of options granted during the year ended December 31, 2025 as part of the Vayu acquisition.
Nonemployee Share-based Awards
On January 27, 2026, the Company granted 366,332 awards contemplated by the Diligent Acquisition to nonemployee shareholders (“Diligent Nonemployee Awards”). Of this total, 274,749 awards will vest or commence vesting upon achievement of certain performance-based milestones as defined per the Diligent Merger Agreement (“Diligent Nonemployee Performance-based Awards”). At the point the milestones have been deemed to be achieved (the “Milestone Date”), approximately all of the Diligent Nonemployee Performance-based Awards will vest immediately. The total grant date fair value of the Diligent Nonemployee Performance-based Awards was $3.1 million, which was determined using the Monte Carlo simulation option pricing model. The Diligent Nonemployee Performance-based Awards were included in the consideration transferred as part of the Diligent Acquisition. As such, settlement of the equity-classified contingent consideration will be accounted for within equity. As of June 30, 2026, the Company considers the achievement of the Diligent Nonemployee Performance-based Awards milestone to be probable. The remaining 91,583 awards granted to nonemployee shareholders of the Company will be earned upon satisfaction of a service-based condition achieved eighteen months following the closing of the Diligent Acquisition (“Diligent Nonemployee Service-based Awards”). The fair value of the Diligent Nonemployee Service-based Awards at date of grant was determined to be $1.2 million and will be recognized as stock-based compensation expense over the requisite service period. All Diligent Nonemployee Service-based Award shares will vest immediately upon satisfaction of the service-based condition. As of June 30, 2026, all Diligent Nonemployee Awards were unvested and outstanding.
On August 15, 2025, the Company granted 560,000 shares contemplated by the Vayu Acquisition to nonemployee shareholders. The vesting terms of these shares are consistent with the Vayu PRSUs. The total grant date fair value was

$5.4 million, which was determined based on the Company’s stock price on date of grant. As of June 30, 2026, the Company considers the achievement of the milestone to be probable. As such, the Company will recognize the related compensation cost over the requisite service period. As of June 30, 2026, all shares were unvested and outstanding.
Stock-based Compensation Expense
The Company recorded stock-based compensation expense for both employees and nonemployees of $14.7 million and $4.4 million for the three months ended June 30, 2026 and 2025, respectively. The Company recorded stock-based compensation expense for both employees and nonemployees of $22.0 million and $8.3 million for the six months ended June 30, 2026 and 2025, respectively. Stock-based compensation expense for employees is classified based on the cost center to which the award holder belongs. Stock-based compensation expense for nonemployees is classified as general and administrative expense. The Company recorded stock-based compensation expense in the unaudited condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative	$8,543	$2,061	$11,990	$3,885
Research and development	5,421	2,158	8,943	4,087
Operations	309	96	559	176
Sales and marketing	412	83	546	129
Total stock-based compensation expense	$14,685	$4,398	$22,038	$8,277
During the three months ended June 30, 2026 and 2025, the Company recorded stock-based compensation expense related to vesting of RSUs and RSAs of $14.7 million and $4.0 million, respectively. During the six months ended June 30, 2026 and 2025, the Company recorded stock-based compensation expense related to vesting of RSUs and RSAs of $22.0 million and $7.9 million, respectively.
As of June 30, 2026, there was $92.3 million of unamortized compensation costs related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 2.8 years. As of June 30, 2026, there was an immaterial amount of unamortized compensation costs related to unvested RSAs, which is expected to be recognized over a weighted-average period of approximately 0.1 years.
During the three and six months ended June 30, 2026 and 2025, the Company recorded an immaterial amount of stock-based compensation expense for stock options. As of June 30, 2026, there was an immaterial amount of total unamortized compensation cost related to unvested stock option awards, which is expected to be recognized over a weighted average period of 0.6 years.
Warrants
The following is a summary of warrants as of June 30, 2026:

	Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2025	5,079,294	$10.18
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of June 30, 2026	5,079,294	$10.18

Exercisable as of June 30, 2026	5,079,294	$10.18
The weighted-average remaining term of the warrants outstanding was 4.8 years as of June 30, 2026.

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
At-the-Market Offerings
2026 Sales Agreement
On May 11, 2026, the Company entered into a Sales Agreement (the “2026 Sales Agreement”) with Evercore Group L.L.C., Guggenheim Securities, LLC, Oppenheimer & Co. Inc., Northland Securities, Inc. and Wedbush Securities Inc. (collectively, the “2026 ATM Agents”) under which the Company may offer and sell, from time to time in its sole discretion, shares of the Company’s common stock with aggregate gross sales proceeds of up to $150.0 million through an “at the market” equity offering program. Under the 2026 Sales Agreement, the Company will set the parameters for the sale of shares. Subject to the terms and conditions of the 2026 Sales Agreement, the 2026 ATM Agents may sell the shares by methods deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act. The 2026 Sales Agreement provides that the Company will pay the 2026 ATM Agents a commission of up to 3% of the gross proceeds of any shares of common stock sold through the 2026 ATM Agents under the 2026 Sales Agreement.

As of June 30, 2026, the Company has sold 8,540,900 shares of the Company’s common stock under the 2026 Sales Agreement at a weighted-average price of $9.08 per share and raised $77.6 million of gross proceeds. After deducting approximately $2.3 million of commissions and offering costs incurred by the Company, the net proceeds from sales of the Company’s common stock were $75.2 million as of June 30, 2026. As of June 30, 2026, the Company had approximately $72.4 million of remaining capacity to sell the Company’s common stock under the 2026 Sales Agreement.
2025 Distribution Agreement
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

During the six months ended June 30, 2026, the Company sold 1,217,000 shares of the Company’s common stock under the 2025 Distribution Agreement at a weighted-average price of $8.21 per share and raised $10.0 million of gross proceeds. After deducting approximately $0.3 million of commissions and offering costs incurred by the Company during the six months ended June 30, 2026, the net proceeds from sales of the Company’s common stock under the 2025 Distribution Agreement were $9.7 million during the six months ended June 30, 2026. Inception to date, as of June 30, 2026, the Company has sold a total of 7,716,935 shares of the Company’s common stock under the 2025 Distribution Agreement at a weighted-average price of $11.82 per share and raised $91.2 million of gross proceeds. After deducting approximately $2.7 million of commissions and offering costs incurred by the Company, the net proceeds from sales of the Company’s common stock were $88.5 million as of June 30, 2026. On May 6, 2026 the Company terminated the 2025 Distribution Agreement.

11. INCOME TAXES

For interim financial reporting, the Company estimates its annual effective tax rate based on the projected income for its entire fiscal year and records a provision or benefit for income taxes on a quarterly basis based on the estimated annual effective income tax rate, adjusted for any discrete tax items.

The Company recorded income tax benefit of $36.2 thousand for the three months ended June 30, 2026 compared to zero expense for the three months ended June 30, 2025. Income tax expense for the three months ended June 30, 2026 was favorably impacted by $36.2 thousand of net discrete tax benefit, primarily related to the release of uncertain tax benefits offset by return to provision expense related to income tax returns filed in Canada. Income tax expense for the three months ended June 30, 2025 was entirely attributable to an increase in the valuation allowance of deferred tax assets with no tax expense arising from the estimated annual effective tax rate.

The Company recorded income tax benefit of $0.7 million for the six months ended June 30, 2026 compared to zero expense for the six months ended June 30, 2025. Income tax expense for the six months ended June 30, 2026 was favorably impacted by $0.7 million of net discrete tax benefit, primarily related to the release of prior year valuation allowance amounts. The release was driven by the acquisition of net deferred liabilities of Diligent. Income tax expense for the six months ended June 30, 2025 was entirely attributable to an increase in the valuation allowance of deferred tax assets with no tax expense arising from the estimated annual effective tax rate.

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

As of June 30, 2026, there have been no material changes in unrecognized tax benefits from those disclosed in the Company’s most recent audited financial statements as of December 31, 2025. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in its unaudited condensed consolidated statements of operations and comprehensive loss.

The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. As of June 30, 2026, the Company believes that it is more likely than not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position and the results of operations and cash flows. However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the Company’s estimates and/or from its historical income tax provisions and income tax liabilities and could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments related to income tax examinations.
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
In December 2024, a class action complaint was filed in the Superior Court of California, County of Los Angeles, alleging that the Company violated the California Labor Code, among other claims. In December 2025, the Company agreed with the plaintiff to settle for the amount of $375.0 thousand. As a result, the Company recorded a total of $408.8 thousand in legal settlement expense, of which $375.0 thousand was recorded for the settlement with the plaintiff and the remaining $33.8 thousand was recorded for the related payroll tax expense as a result of the settlement payment. The legal settlement expense is presented in accrued liabilities on the unaudited condensed consolidated balance sheet as of June 30, 2026.

Tariffs
On February 20, 2026, the U.S. Supreme Court issued a ruling invalidating certain tariffs previously imposed under IEEPA. As a result of this ruling, the Company is eligible for a refund of tariffs previously paid on imported goods. The Company has recognized amounts that were realized or realizable as of June 30, 2026 within the financial results. During the six months ended June 30, 2026, the Company recognized $4.6 million of refunds related to the IEEPA tariffs. Because the related tariffs were originally capitalized as part of the cost of raw materials, the refund was recorded as a reduction of $3.6 million to robot assets and a reduction of $0.8 million to construction in progress within property and equipment on the unaudited condensed consolidated balance sheets. Any interest received in connection with tariff refunds was recognized as interest income in the unaudited condensed consolidated statements of operations and comprehensive loss. During the six months ended June 30, 2026, the Company recognized $0.2 million of interest income related to the tariff refunds.
We continue to monitor these developments and their potential impact on our results of operations. Further, we will continue to monitor changes to the import and export policies of the U.S. and other countries that could impact our financial position, results of operations and cash flows.
13. SEGMENT INFORMATION
Based on the applicable criteria under the accounting standard, including quantitative thresholds, the Company has identified one operating and reportable segment (the “Segment”) for the period ended June 30, 2026. The Segment is focused on enhancing the Company’s advanced, AI-powered robotics mobility platform that integrates proprietary hardware, AI, computer vision, and cloud-based fleet management software to enable autonomous operation in complex, real-world settings.
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
The accounting policies of the Segment are the same as those described in the summary of significant accounting policies. The measure of segment assets is reported on the unaudited condensed consolidated balance sheets as total consolidated assets. The Segment does not have intra-entity sales or transfers. Financial information for the Segment is consistent with the financial information presented in these unaudited condensed consolidated financial statements. In addition to the expenses presented on the Company’s unaudited condensed consolidated statements of operations and comprehensive loss, the CODM considers stock-based compensation expense as a significant expense within net loss. Refer to Note 10. Stockholders’ Equity and Stock-Based Compensation for additional information about the Segment’s stock-based compensation expense, which is consistent with the Company’s consolidated stock-based compensation expense. Additional descriptions of the components of the financial information found throughout these unaudited condensed consolidated financial statements are consistent with the information for the Segment, including the concentration of credit risk.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included in Part I, Item 1. “Financial Statements,” of this Quarterly Report on Form 10-Q and our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Please also see the sections titled “Special Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements and Part II, Item 1A. “Risk Factors” for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Quarterly Report on Form 10-Q.
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
Financial Highlights
For the three months ended June 30, 2026 and 2025, we generated revenues of $3.2 million and $0.6 million, respectively, and reported net losses of $64.1 million and $20.9 million, respectively. For the six months ended June 30, 2026 and 2025, we generated revenues of $6.2 million and $1.1 million, respectively, and reported net losses of $113.1 million and $34.1 million, respectively.
As noted in our unaudited condensed consolidated financial statements, as of June 30, 2026, we had an accumulated deficit of $322.0 million.
Recent Developments
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

Outlook and Challenges Facing Our Business
There are a number of factors that affect our business which include, among others:
Overall Demand for Last-Mile Delivery and Hospital-Based Automation
Our potential for growth depends significantly on continued demand for last-mile delivery of food and other items on our partner platforms and for automation solutions from our hospital customers. The demand for last-mile delivery can fluctuate based on various market cycles, weather and local community health conditions, as well as evolving competitive dynamics. The demand for hospital-based automation solutions can fluctuate based on budget cycles, staffing levels, operational priorities, and broader healthcare industry conditions.
Our largest stream of projected revenue comes from maximizing utilization of our outdoor delivery robot fleet to perform deliveries on our partner platforms. Matching algorithms on these platforms as well as the extent of their merchant and end-customer participation in robotic delivery directly impacts the utilization rate of our robots, both of which can be challenging to predict. Our ability to gain additional partners and to generate revenue with such additional partners is dependent on numerous factors, including, among others, the partner’s consumer base and desire to use robotic delivery, along with normal-course onboarding for new partners. These uncertainties make demand difficult to forecast for us and our partners.
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
Customer Concentration
A significant portion of our revenue is concentrated with a limited number of customers. The following table represents the concentration of revenue for all customers that accounted for more than 10% of our revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Customer A sales as a percentage of total revenues	11%	31%	12%	29%
Customer B sales as a percentage of total revenues	22%	N/A	17%	N/A
Customer C sales as a percentage of total revenues	N/A	39%	N/A	46%
A significant portion of our accounts receivable is concentrated with a limited number of customers. The following table represents the concentration of accounts receivable for all customers that account for more than 10% of our total accounts receivable as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Customer A receivables as a percentage of total accounts receivable	11%	11%
Customer B receivables as a percentage of total accounts receivable	N/A	N/A
Customer C receivables as a percentage of total accounts receivable	N/A	N/A
Customer D receivables as a percentage of total accounts receivable	N/A	18%
Customer E receivables as a percentage of total accounts receivable	14%	30%
Customer F receivables as a percentage of total accounts receivable	13%	N/A
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
Other Income (Expense)
Other income (expense) primarily includes the following items:
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
•Other income.
•Other expenses.

Results of Operations
Comparison of Results of Operations for the three months ended June 30, 2026 and 2025
The following table summarizes our operating results as reflected in our unaudited condensed consolidated statements of operations and comprehensive loss during the three months ended June 30, 2026 and 2025, respectively, and provides information regarding the dollar and percentage increase (or decrease) during such periods (in thousands).

	Three Months Ended June 30,
	2026	2025	Change	Change %
Revenues	$3,238	$642	$2,596	404%
Cost of revenues	12,017	3,501	8,516	243%
Gross loss	(8,779)	(2,859)	(5,920)	207%

Operating expenses:
Research and development	20,279	9,120	11,159	122%
General and administrative	24,844	8,078	16,766	208%
Operations	7,862	2,124	5,738	270%
Sales and marketing	4,301	463	3,838	829%
Total operating expenses	57,286	19,785	37,501	190%

Loss from operations	(66,065)	(22,644)	(43,421)	192%

Other income (expense):
Interest income	1,927	1,794	133	7%
Realized loss on foreign currency translation	(4)	—	(4)	100%
Other income	3	—	3	100%
Other expenses	(24)	—	(24)	100%
Net loss before income taxes	(64,163)	(20,850)	(43,313)	208%
Benefit from income taxes	(36)	—	(36)	100%
Net loss	$(64,127)	$(20,850)	$(43,277)	208%
Revenues increased by $2.6 million, or 404%, to $3.2 million, for the three months ended June 30, 2026, compared with $0.6 million for the same period in 2025. This increase was primarily driven by a $2.0 million increase in fleet services revenue due to overall expansion and diversification of the robot fleet and partnerships. The remaining increase of $0.6 million was attributable to an increase in software services revenue.
Cost of revenues increased by $8.5 million to $12.0 million for the three months ended June 30, 2026, compared with $3.5 million for the same period in 2025, due primarily to the integration of recent acquisitions and expansion of the outdoor robot fleet.
Research and development expense increased by $11.2 million to $20.3 million for the three months ended June 30, 2026, compared with $9.1 million for the same period in 2025, due primarily to an increase in personnel-related costs and stock-based compensation expense.
General and administrative expense increased by $16.8 million to $24.8 million for the three months ended June 30, 2026, compared with $8.1 million for the same period in 2025, due primarily to an increase in personnel-related costs, including stock-based compensation expense, as well as higher amortization expense associated with acquired intangible assets.
Operations expense increased by $5.7 million to $7.9 million for the three months ended June 30, 2026, compared with $2.1 million for the same period in 2025. The increase was primarily attributable to an increase in personnel-related costs and higher depreciation expense associated with the expansion of our robot fleet.

Sales and marketing expenses increased by $3.8 million to $4.3 million for the three months ended June 30, 2026, compared with $0.5 million for the same period in 2025. This increase was primarily due to an increase in personnel-related costs.
Other income (expense) increased by $0.1 million to $1.9 million for the three months ended June 30, 2026, compared with $1.8 million for the same period in 2025. This increase was primarily due to an increase in interest income as a result of interest earned from cash on hand and marketable securities.
Comparison of Results of Operations for the six months ended June 30, 2026 and 2025
The following table summarizes our operating results as reflected in our unaudited condensed consolidated statements of operations and comprehensive loss during the six months ended June 30, 2026 and 2025, respectively, and provides information regarding the dollar and percentage increase (or decrease) during such periods (in thousands).

	Six Months Ended June 30,
	2026	2025	Change	Change %
Revenues	$6,222	$1,082	$5,140	475%
Cost of revenues	24,002	5,410	18,592	344%
Gross loss	(17,780)	(4,328)	(13,452)	311%

Operating expenses:
Research and development	39,316	16,000	23,316	146%
General and administrative	39,760	12,828	26,932	210%
Operations	14,817	3,793	11,024	291%
Sales and marketing	6,174	702	5,472	779%
Total operating expenses	100,067	33,323	66,744	200%

Loss from operations	(117,847)	(37,651)	(80,196)	213%

Other income (expense):
Interest income	4,033	3,586	447	12%
Interest expense	—	(3)	3	(100)%
Realized loss on foreign currency translation	(14)	—	(14)	100%
Realized loss on investments	(1)	—	(1)	100%
Other income	38	—	38	100%
Other expenses	(24)	—	(24)	100%
Net loss before income taxes	(113,815)	(34,068)	(79,747)	234%
Benefit from income taxes	(684)	—	(684)	100%
Net loss	$(113,131)	$(34,068)	$(79,063)	232%
Revenues increased by $5.1 million, or 475%, to $6.2 million, for the six months ended June 30, 2026, compared with $1.1 million for the same period in 2025. This increase was primarily driven by a $3.7 million increase in fleet services revenue due to overall expansion and diversification of the robot fleet and partnerships. The remaining increase of $1.4 million was attributable to an increase in software services revenue.
Cost of revenues increased by $18.6 million to $24.0 million for the six months ended June 30, 2026, compared with $5.4 million for the same period in 2025, due primarily to the integration of recent acquisitions and expansion of the outdoor robot fleet.

Research and development expense increased by $23.3 million to $39.3 million for the six months ended June 30, 2026, compared with $16.0 million for the same period in 2025, due primarily to an increase in personnel-related costs, including an increase in stock-based compensation expense, as well as increased software costs due to network usage.
General and administrative expense increased by $26.9 million to $39.8 million for the six months ended June 30, 2026, compared with $12.8 million for the same period in 2025, due primarily to an increase in personnel-related costs, including stock-based compensation expense, as well as higher amortization expense associated with acquired intangible assets and increased professional fees largely related to acquisition activities.
Operations expense increased by $11.0 million to $14.8 million for the six months ended June 30, 2026, compared with $3.8 million for the same period in 2025. The increase was primarily attributable to an increase in personnel-related costs, higher depreciation expense associated with the expansion of our robot fleet, and increased facility costs related to our entry into new markets.
Sales and marketing expenses increased by $5.5 million to $6.2 million for the six months ended June 30, 2026, compared with $0.7 million for the same period in 2025. This increase was primarily due to an increase in personnel-related costs.
Other income (expense) increased by $0.4 million to $4.0 million for the six months ended June 30, 2026, compared with $3.6 million for the same period in 2025. This increase was primarily due to an increase in interest income as a result of interest earned from cash on hand and marketable securities.
Key Metrics
We regularly review the following key business metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. The following metrics are inclusive of the outdoor and indoor robot fleet.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Daily Active Robots	792	160	811	116
Daily Supply Hours	9,809	1,723	10,051	1,189
Daily Active Robots. We define daily active robots as the average number of robots performing daily deliveries during the period. This metric is reflective of the total robot fleet, including both indoor and outdoor robots. Daily active robots reflect our operation team’s capacity to have active robots in the field performing delivery services or generating branding revenues. We closely monitor and strive to efficiently increase our daily active robots as we improve our autonomy and resultant human-to-robot ratios and increase the number of partners on our platform.
Daily Supply Hours. We define daily supply hours as the average number of hours our robots are available to perform daily deliveries during the period. Supply hours represent the aggregate number of robot hours per day during which we can utilize our robots for delivery, inclusive of both indoor and outdoor deliveries. Supply hours increase as we add active robots and increase the operating window of those robots in a day. We closely monitor and strive to efficiently increase our fleet’s daily supply hours.
Liquidity and Capital Resources
As of June 30, 2026, our principal sources of liquidity were cash and cash equivalents, and marketable securities of $240.4 million, which consisted of $79.1 million in cash and cash equivalents, $156.3 million in short-term marketable securities, and $5.0 million in long-term marketable securities. Cash and cash equivalents consisted of cash on deposit with banks as well as an institutional money market account. Marketable securities consisted of commercial paper, corporate bonds, U.S. government agency securities and U.S. Treasury securities.

We have generated significant operating losses from our operations as reflected in our accumulated deficit of $322.0 million as of June 30, 2026. We have historically funded our operations from issuance of equity and debt securities. To execute on our strategic initiatives to continue to grow our business, we may incur operating losses and generate negative cash flows from operations in the future, and as a result, we may require additional capital resources. We believe our existing cash and cash equivalents and marketable securities will be sufficient to meet our working capital and capital expenditures needs for at least the next 12 months.

Our future capital expenditures will depend on many factors, including, but not limited to our growth, our ability to attract and retain customers, the continuing market acceptance of our offerings, the time and extent of spending to support our efforts to develop our platform, the expansion of sales and marketing activities, and the timing and extent of spending for policy initiatives. Further, we may in the future enter into arrangements to acquire or invest in businesses, products, services, and technologies. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition, and results of operations could be adversely affected.
The following table shows a summary of our cash flows for the periods (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Net cash (used in) provided by:
Operating activities	$(84,738)	$(25,426)	$(59,312)
Investing activities	(27,714)	(81,934)	54,220
Financing activities	85,326	100,795	(15,469)
Increase (decrease) in cash and cash equivalents	$(27,126)	$(6,565)	$(20,561)
Operating Activities
Net cash used in operating activities was $84.7 million and $25.4 million for the six months ended June 30, 2026 and 2025, respectively. The increase of $59.3 million primarily consisted of an increased net loss of $79.1 million, adjusted for certain non-cash items, which primarily includes an increase of $13.8 million of non-cash stock-based compensation expense and an increase of $11.5 million of depreciation and amortization expense. These increases were offset by a decrease of change in operating assets and liabilities of $4.4 million.
Investing Activities

Net cash used in investing activities was $27.7 million and $81.9 million for the six months ended June 30, 2026 and 2025, respectively. The decrease of $54.2 million was primarily due to an increase in acquisition activity of $15.8 million, offset by an increase in net proceeds from marketable securities of $59.0 million.
Financing Activities
Net cash provided by financing activities was $85.3 million and $100.8 million for the six months ended June 30, 2026 and 2025, respectively. The decrease of $15.5 million primarily consisted of a decrease of $11.4 million in proceeds from exercises of warrants and a decrease of $4.4 million in proceeds from the issuance of the Company’s common stock during the period.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Material Weaknesses in Internal Control Over Financial Reporting

Management has identified the following material weaknesses in the Company’s internal control over financial reporting that exist as of June 30, 2026. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

•Implemented an enterprise resource planning system, which is expected to enhance our ability to maintain appropriate segregation of duties, provide a workflow to systemically support the evidence of transaction review and approval, enhance the design of IT general controls and provide relevant training to personnel.

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

Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2026, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There are no pending, threatened or actual material legal proceedings to which the Company or any of its subsidiaries is a party.
ITEM 1A. RISK FACTORS
Investment in our stock involves a high degree of risk. You should consider carefully the risks described below, together with other information in this Quarterly Report on Form 10-Q and our other filings with the SEC, before making investment decisions regarding our stock. If any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition, or operating results could differ materially from the plans, projections, and other forward-looking statements included in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition, or operating results could be harmed substantially, which could cause the market price of our stock to decline, perhaps significantly. Moreover, the risks described below are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business, operating results, prospects or financial condition.

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
•our ability to expand and sustain our international business;
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
•our ability to adapt to evolving technology or customer demands in a timely and cost-effective manner;
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
•misuse of our delivery robots and related technology;
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

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other indefinite-lived intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our operating results. Moreover, we may experience additional or unexpected changes in how we are required to account for our acquisitions pursuant to GAAP, including arrangements that we may assume in an acquisition.
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

We operate in a highly competitive environment in which innovation is critical, and our future success depends on many factors, including our use of developing technologies. However, our use of new AI technologies introduces new risks and uncertainties. The development, adoption and use of AI technologies is still in the early stages and involves significant risks and uncertainties, which may expose us to legal, reputational, and financial harm. AI algorithms and training methodologies may be flawed and datasets may be over broad, insufficient, or contain biased or inaccurate information. Additionally, rapid technological changes and competitive pressures may require significant ongoing investment to maintain effective and responsible AI capabilities. While we aim to develop and use AI responsibly and attempt to identify and mitigate ethical and legal issues presented by its use, we may be unsuccessful in identifying or resolving issues before they arise. The use of AI may give rise to risks related to harmful content, accuracy, bias, intellectual property infringement or misappropriation, defamation, privacy, cybersecurity and health and safety, among others, and also bring the possibility of new or enhanced governmental or regulatory scrutiny, litigation or other legal liability, or ethical concerns that could adversely affect our business, reputation or financial results.

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

Our international operations and plans to expand such operations present challenges and may expose us to new and heightened risks.

Historically, we have generated our revenues from customers in the United States. As we expand our operations internationally as part of our long-term growth strategy, this expansion of our international operations will subject us to a variety of risks and challenges, including business, regulatory, political, operational, financial and economic risks, such as:
•sales and customer service challenges associated with operating in different countries;
•increased management travel, infrastructure and legal compliance costs, including expenses for travel, translation and insurance, associated with having multiple international operations;
•difficulties in receiving payments from different geographies, including difficulties associated with currency fluctuations, payment cycles, transfer of funds or collecting accounts receivable, especially in emerging markets;

•financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our products and exposure to foreign currency exchange rate fluctuations;
•variations in economic or political conditions between each country or region;
•natural disasters, economic and political uncertainty around the world and adverse effects arising from economic interdependencies across countries and regions, including wars, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions;
•uncertainty around a potential reverse or renegotiation of international trade agreements and partnerships;
•compliance with foreign laws and regulations (including local regulations relating to sidewalks and other pedestrian utilized areas, privacy, security, and AI) and the risks and costs of non-compliance with such laws and regulations or failure to obtain regulatory approval;
•multiple, conflicting and changing laws and regulations such as privacy regulations, tax laws, export and import restrictions, employment laws, regulatory requirements and other governmental certification, approvals, permits and licenses;
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

•regulatory and compliance risks that relate to maintaining accurate information and control over sales and activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), its books and records provisions or its anti-bribery provisions;

•reduced protection for intellectual property rights in certain countries, additional potentially relevant third-party patent rights and practical difficulties and costs of enforcing rights abroad; and
•compliance with the laws of numerous foreign taxing jurisdictions and overlapping of different tax regimes and digital tax imposed on our operations in foreign taxing jurisdictions.

Any of these risks could adversely affect our future international expansion and operations, reduce our revenues from outside the United States or increase our operating costs, adversely affecting our business, results of operations and financial condition and growth prospects. There can be no assurance that all of our employees, independent contractors and business partners will comply with the formal policies we have and will implement, or applicable laws and regulations. Violations of laws or key control policies by our employees, independent contractors and channel partners could result in delays in revenue recognition, financial reporting misstatements, fines, penalties or the prohibition of the importation or exportation of our robots and services and could have a material adverse effect on our business and results of operations.

If we are not successful in expanding and sustaining our international business, we may incur additional losses and our revenue growth could be harmed.

Our future results depend, in part, on our ability to sustain our penetration of the international markets in which we currently operate and to expand into additional international markets. We operate in international markets through our merchant partner relationships. Our ability to expand internationally will depend on our ability to deliver functionality and foreign language translations that reflect the needs of the international clients that we target. International expansion involves various risks, including the need to invest significant resources in such expansion and the possibility that returns on such investments will not be achieved in the near future or at all in these less familiar competitive environments. We may also choose to conduct our international business through other partnerships. If we are unable to identify partners or negotiate favorable terms for our partnership arrangements, our international growth may be limited. In addition, we have incurred and may continue to incur significant expenses before we generate material revenue in particular international markets as we attempt to establish our presence in those markets.
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
Our projected revenue relies on our ability to maximize utilization of our robot fleet and our ability to cost-effectively grow our partnerships, including in new markets. Our sidewalk delivery robots may be unable to maximize utilization due to a variety of reasons, including insufficient merchant participation, platform partner matching algorithms, failure to deliver a commercial grade product and a lack of product acceptance by merchants and/or delivery recipients. Historically, we have been able to continually increase our robot utilization through our existing strategic partnerships driven by the continued improvement in our integration, high merchant participation and widespread product acceptance by users of the partnered food delivery platforms. We are in varying stages of integration with our strategic partners and therefore have not yet achieved desired levels of utilization with our partners. To achieve profitability, we will need to continue to improve our utilization targets with all strategic partners above current levels and maintain those levels with other partners as well. As this requires cooperation by third parties, there is no guarantee that it will be achieved within a specific timeframe.
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
An impairment of the value of our goodwill, definite-lived intangible assets, or other long-lived assets could have a material adverse effect on our financial statements.

We have a significant amount of goodwill, definite-lived intangible assets, and other long-lived assets on our consolidated financial statements. Under GAAP, we are required to evaluate our goodwill, definite-lived intangible assets, and other long-lived assets for impairment. As of June 30, 2026, assets required to be tested for impairment either annually or more frequently, if events or circumstances indicate an impairment may exist, represented approximately 33% of the assets on our unaudited condensed consolidated balance sheets.

We have recorded a significant amount of goodwill and intangible assets as a result of acquisitions. As of June 30, 2026, there was $28.0 million of goodwill and $34.5 million of intangible assets on our unaudited condensed consolidated balance sheets. The intangible assets are principally composed of developed technology, customer relationships and trade names. Failure to achieve business objectives and financial projections could result in asset impairments, which would result in non-cash charges to our unaudited condensed consolidated statements of operations and comprehensive loss. Refer to Note 5. Goodwill and Intangible Assets, Net for further information related to goodwill and intangible assets. In addition, as of June 30, 2026, we have $60.6 million of other long-lived assets subject to impairment testing. These assets are comprised of property & equipment and operating lease assets. Refer to Note 8. Property and Equipment, Net and Note 9. Leases for further information related to property and equipment, and lease assets.

Goodwill is tested for impairment annually as of October 1, or when events or changes in circumstances indicate that impairment may exist. Definite-lived intangible assets and other long-lived assets are tested for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. Determining whether an impairment exists can be difficult as a result of increased uncertainty and requires management to make significant estimates and judgments. A non-cash intangible asset impairment charge could have a material adverse effect on our financial position and results of operations. Events or circumstances that could trigger an impairment review include, but are not limited to, a significant adverse change in legal factors or in the business or political climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends or significant underperformance relative to projected future results of operations.

For the six months ended June 30, 2026 and for the year ended December 31, 2025, we did not identify any indicators that our definite-lived intangible assets or other long-lived assets may not be recoverable or that our goodwill was impaired. However, future changes in operations or our environment could result in future impairment charges which could have an adverse effect on our financial results.
Risks Related to Our Products and Technology
Our robots rely on sophisticated software technology that may incorporate third-party components and networks to operate.
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

If we cannot adapt to evolving technology or customer demands in a timely and cost-effective manner, our ability to sustain and grow our business may be adversely affected.

The markets for our robots, as well as the specific industries in which our partners and customers operate, are characterized by rapidly changing technology, evolving industry standards, and frequent new service introductions. Our ability to deliver technologically sophisticated solutions to our partners and customers requires an ongoing commitment to maintaining and improving existing technology, developing our operations and the utilization of our delivery robots, and investing in personnel and resources. The widespread adoption of new technologies and services, new industry standards, or significant changes in partner or customer requirements could require substantial new investments in our technology and operations.

In our pursuit of international expansion, our technology maintenance and expansion costs may increase due to investment outside the U.S. and the increased costs of compliance with local laws and regulations. In addition, changes in customer requirements, technological advances, or standards in other countries may further lengthen the time necessary to generate revenue, and, as a result, we may not be able to recover the cost of these investments.

Although we regularly upgrade our technological capabilities to handle increased utilization necessary for our customers’ businesses, there can be no assurance that such upgrades would adequately mitigate the risk that our robots may not be able to meet the needs of our partners and customers in the future or, may become obsolete, unmarketable, or subject to competitive pressures. The costs of modifying our robot technology in response to technological change, customer requirements, or industry changes could be substantial.

Furthermore, our ability to deliver technologically sophisticated robot utilization to our partners and customers depends on our suppliers providing us with the equipment that meets our specifications. If our suppliers cannot provide us with the equipment needed, or if we are required to modify our robots based on technological changes, we may not be able to serve our partners and customers or may incur significant costs in doing so, which could materially adversely affect our business and results of operations.
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

Misuse of our delivery robots and related technology could harm our reputation and result in litigation, regulatory enforcement actions or reduced demand for our products and services.

Our robots and services, including delivery services, robots, cameras, sensors, related software, training, and operational support services, may be misused by partners, customers or third parties. For example, our delivery robots and related imaging technologies may be used in ways that violate privacy, surveillance, trespass, data protection, export control, or other laws, or in ways that are perceived as unethical or harmful, even where such use is outside of our control and not authorized by us. In addition, the data generated by delivery robots, cameras, sensors, and other connected technologies may be combined with other information in ways that could increase privacy or security risks. Misuse of these products or data could result in negative press coverage, reputational harm, reduced customer demand, increased scrutiny by regulators, and the loss of business relationships.

Certain of our partners and customers may use our products and services in regulated environments, including healthcare, which may be subject to heightened legal requirements and public scrutiny. In some cases, we may rely on partners and customers to implement required policies, permissions, notices, and safeguards, including those related to privacy and data protection. If we or our partners or customers fail to comply with applicable laws, contractual requirements, or regulatory standards, we could be subject to litigation, regulatory investigations, enforcement actions, fines, penalties, or other liabilities, and our business, financial condition and results of operations could be materially adversely affected.

Additionally, partners, customers, operators, or service providers could use our products in a manner that is inconsistent with the products’ intended use. Misuse of our products may cause an increased risk of injury to customers, which could harm our reputation in the marketplace, as well as lead to potential product liability lawsuits.

We develop and utilize products that create exposure to potential product liability, warranty liability, and personal injury claims and litigation, and insurance coverage may be inadequate or unavailable to cover any losses we incur.

Some of our products and services involve or are used in applications and situations that involve risk of personal injury and death. Our products and services expose us to potential product liability, warranty liability, personal injury claims, and litigation relating to the use or misuse of our products, including allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product or activities associated with the product, negligence, and strict liability. The risk of one or more product liability claims or lawsuits may be even greater after we launch delivery robots with new features or enter new markets where we have no prior experience operating in and rely on newly hired staff or new independent distributors or contractors to provide new partner and customer training and support. In addition, the misuse of our products and services or the failure of partners or customers to adhere to operating guidelines could cause significant harm to customers, including death, which could result in product liability claims.

Product liability lawsuits and claims and safety alerts, with or without merit, regardless of any available insurance coverage, could cause us to incur substantial costs, and could place a significant strain on our financial resources, divert the attention of management from our core business, harm our reputation and adversely affect our ability to attract and retain customers, any of which could have a material adverse effect on our business, financial condition and operating results. In addition, defects in our products could reduce demand for our products and services and result in a decrease in revenue and market acceptance and damage to our reputation.

Misuse of our robots for illegal purposes, including the transportation of controlled substances or other contraband, could expose us to civil liability, criminal investigation, regulatory action, and reputational harm.

Our delivery robots may be used or misused by third parties, either through established partner platforms or through potential future programs which may allow individuals to utilize our delivery robots directly. In such cases, the third party user would determine the contents of the delivery robot and direct such delivery robot’s destination, subject to certain established operational parameters. Consequently, we will have limited ability to inspect, monitor, or control the contents loaded into our delivery robots or to verify that any such delivery is lawful at the time of occurrence.

Our delivery robots could therefore be used to transport illegal drugs, controlled substances, weapons, counterfeit goods, or other contraband, or to otherwise facilitate unlawful conduct such as deliveries in violation of local, state, or federal law. We may have no advance knowledge of such misuse and may not become aware of an incident until after it has occurred, if at all. Our capacity to detect misuse in real time is constrained by the nature of our technology: our robots are generally designed to transport sealed or user-loaded packages without verifying their contents, and any monitoring capabilities we do have, such as GPS tracking, route monitoring, or onboard sensors, may not be sufficient to identify or prevent illegal activity, particularly if a user deliberately circumvents our safeguards.
If our delivery robots are used to facilitate an illegal delivery, law enforcement or regulatory authorities could seize or impound the delivery robot as evidence or contraband, which could result in loss of assets, disruption to our operations, and negative publicity, regardless of our lack of involvement in or knowledge of the underlying illegal conduct. We could also become the subject of criminal or civil investigations or proceedings, including potential claims or charges premised on theories of negligence, aiding and abetting, facilitation, or vicarious or secondary liability. Legal standards governing the liability of technology and equipment providers for the unlawful acts of their customers are unsettled and vary by jurisdiction, and we cannot predict how courts, regulators, or law enforcement agencies will characterize our role in any given incident. Defending against such claims or proceedings, even successfully, could require us to incur substantial legal expenses, divert management attention, and expend significant resources, and an adverse outcome could result in fines, penalties, injunctive relief, or other liability. Moreover, even in the absence of legal liability, publicized incidents involving the misuse of our robots for illegal purposes could cause significant reputational harm to our brand and diminish trust among consumers, business partners, municipalities, and regulators.
In addition, such misuse of our delivery robots could prompt heightened scrutiny from federal, state, and local regulators, including agencies responsible for transportation safety, controlled substances enforcement, and consumer protection, and could result in new or more restrictive regulations applicable to our delivery robots and the services we offer or to the broader autonomous delivery industry. Regulators or municipalities could impose operating restrictions, require enhanced monitoring or content-verification capabilities that may not be technically or commercially feasible, suspend or revoke permits or licenses necessary for our operations, or otherwise limit our ability to operate in one or more jurisdictions.
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

We are subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, and other anti-corruption, anti-bribery and anti-money laundering laws in countries in which we conduct activities. In addition, we may become subject to other anti-corruption, anti-bribery and anti-money laundering laws if we expand our operations into new jurisdictions. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, business partners, third-party intermediaries, representatives, and agents from authorizing, promising, offering or providing, directly or indirectly, improper payments or anything else of value to government officials, political candidates, political parties, or commercial partners for the purpose of obtaining or retaining business or securing an improper business advantage.
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

Stock exchanges and quotation systems, including The Nasdaq Capital Market (“Nasdaq”), on which our common stock is listed or may be listed or quoted on in the future have from time to time experienced significant price and volume fluctuations. Even if an active, liquid and orderly trading market develops and is sustained for our common stock, the market price of our common stock may be volatile and could decline significantly. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the market price of our common stock declines significantly, you may be unable to resell your shares at or above the market price of our common stock as of the date of purchase. We cannot assure you that the market price of our common stock will not fluctuate widely or decline significantly in the future in response to a number of factors, including, among others, the following:
•the realization of any of the risk factors presented in our most recent Annual Report on Form 10-K, as supplemented by those presented in this Quarterly Report on Form 10-Q;

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
As a result of management’s assessment of our internal control over financial reporting as of December 31, 2025, management identified multiple material weaknesses in our internal controls over financial reporting. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is more than a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Refer to Part II, Item 9A. “Controls and Procedures” within our Annual Report on Form 10-K for the year ended December 31, 2025 for a full discussion of the results of management’s assessment.
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
Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Our amended and restated certificate of incorporation provides that the federal district courts of the United States of America will, unless we consent in writing to an alternative forum, be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (“Federal Forum Provision”). Our decision to adopt a Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While there can be no assurance that federal courts or state courts will follow the holding of the Delaware Supreme Court or determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court. Neither the exclusive forum provision nor the Federal Forum Provision applies to suits brought to enforce any duty or liability created by the Exchange Act. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder also must be brought in federal court. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the regulations promulgated thereunder.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the fiscal quarter ended June 30, 2026, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 6. EXHIBITS

Exhibit No.	Description
1.1+
Sales Agreement, dated May 11, 2026, by and among the Company and Evercore Group L.L.C., Guggenheim Securities, LLC, Oppenheimer & Co. Inc., Northland Securities, Inc. and Wedbush Securities Inc. (incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the SEC on May 11, 2026).

4.1	Form of Indenture (incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the SEC on May 11, 2026).
10.1	Form of Indemnification Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

SERVE ROBOTICS INC.

Dated: August 6, 2026	By:	/s/ Ali Kashani
Ali Kashani
Chief Executive Officer
(Principal Executive Officer)

Dated: August 6, 2026	By:	/s/ Brian Read
Brian Read
Chief Financial Officer
(Principal Financial and Accounting Officer)