Form 10-Q
period 2026-09-30
Serve Robotics Inc. /DE/
filed 2026-11-05
CIK 1832483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2026
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

N/A
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
As of November 3, 2026, the registrant had 87,884,752 shares of its common stock, par value $0.0001 per share, outstanding.

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
•restrictions on foreign-produced advanced robotic devices and our ability to obtain required Federal Communications Commission (“FCC”) equipment authorizations and related government approvals for our current and future robots;
•compliance with complex laws and regulations in multiple jurisdictions, including product safety, data privacy, healthcare, and environmental regulations;
•the market price and trading volume of our common stock may be volatile and could decline significantly;
•our obligation to develop and maintain proper and effective internal control over financial reporting, and the presence of material weaknesses that increase the risk of material misstatement of our consolidated financial statements; and
•other risks and uncertainties, including those described in our Annual Report on Form 10-K for the year ended December 31, 2025, including the risks, uncertainties, assumptions, and other factors described in the section entitled “Part I, Item 1A. Risk Factors,” as supplemented by those risks and uncertainties described in our subsequent SEC filings, including the risks, uncertainties, assumptions, and other factors described in this Quarterly Report on Form 10-Q in the section entitled “Part II, Item 1A. Risk Factors.”
Actual events or results may differ from those expressed in forward-looking statements. As such, you should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results, prospects, strategy, and financial needs. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, assumptions, and other factors described in the section entitled “Part I, Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2025, as supplemented by those risks and uncertainties described in our subsequent SEC filings, including the risks, uncertainties, assumptions, and other factors described in this Quarterly Report on Form 10-Q in the section entitled “Part II, Item 1A. Risk Factors.” Moreover, we operate in a highly competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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
ii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

SERVE ROBOTICS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts and per share data)
(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$50,765	$106,239
Short-term marketable securities	147,234	127,170
Accounts receivable, net	2,170	851
Prepaid expenses	6,026	6,042
Other receivables	1,451	696
Other current assets	307	77
Total current assets	207,953	241,075
Long-term marketable securities	—	26,344
Property and equipment, net	48,711	47,013
Intangible assets, net	32,553	31,313
Goodwill	29,732	15,530
Operating lease right-of-use assets	9,591	5,369
Other non-current assets	2,961	1,107
Total assets	$331,501	$367,751

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,023	$5,014
Accrued liabilities	11,497	6,482
Deferred revenue	1,916	2
Operating lease liabilities, current	2,727	1,800
Total current liabilities	19,163	13,298
Operating lease liabilities, non-current	6,744	3,454
Deferred tax liabilities	353	255
Total liabilities	26,260	17,007
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of both September 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized, 87,599,157 and 74,781,782 shares issued and 87,562,360 and 74,734,949 shares outstanding as of September 30, 2026 and December 31, 2025, respectively	9	7
Additional paid-in capital	686,509	559,485
Accumulated other comprehensive income (loss)	(30)	138
Accumulated deficit	(381,247)	(208,886)
Total stockholders’ equity	305,241	350,744
Total liabilities and stockholders’ equity	$331,501	$367,751
The accompanying notes are an integral part of these condensed consolidated financial statements.

SERVE ROBOTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share amounts and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$2,835	$687	$9,057	$1,769
Cost of revenues	10,390	5,066	34,392	10,476
Gross loss	(7,555)	(4,379)	(25,335)	(8,707)

Operating expenses:
Research and development	22,636	13,414	61,952	29,414
General and administrative	20,227	13,153	59,987	25,981
Operations	7,260	2,987	22,071	6,780
Sales and marketing	3,510	883	9,690	1,585
Total operating expenses	53,633	30,437	153,700	63,760

Loss from operations	(61,188)	(34,816)	(179,035)	(72,467)

Other income (expense):
Interest income	1,974	1,707	6,007	5,293
Interest expense	(1)	—	(1)	(3)
Realized gain (loss) on foreign currency translation	(9)	4	(23)	4
Realized gain (loss) on investments	(1)	85	(2)	85
Other income	—	—	38	—
Other expenses	(84)	—	(108)	—
Net loss before income taxes	(59,309)	(33,020)	(173,124)	(67,088)
Benefit from income taxes	(79)	—	(763)	—
Net loss	$(59,230)	$(33,020)	$(172,361)	$(67,088)

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on foreign currency translation	10	(343)	4	—
Unrealized gain (loss) on investments	(8)	110	(172)	65
Other comprehensive income (loss), net of tax	2	(233)	(168)	65
Comprehensive loss	$(59,228)	$(33,253)	$(172,529)	$(67,023)

Weighted average common shares outstanding - basic and diluted	86,934,371	61,343,218	80,891,917	58,472,679
Net loss per common share - basic and diluted	$(0.68)	$(0.54)	$(2.13)	$(1.15)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERVE ROBOTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts and per share data)
(Unaudited)

	Common Stock			Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2024	51,288,566	$5		$239,201	$—	$(107,525)	$131,681
Issuance of common stock in registered direct offering, net of offering costs	4,210,525	1		75,847	—	—	75,848
Short-swing profit disgorgement	—	—		48	—	—	48
Vested restricted stock units	121,660	—	*	—	—	—	—
Exercise of warrants	1,164,644	—	*	11,787	—	—	11,787
Exercise of options	60,120	—	*	138	—	—	138
Stock-based compensation	—	—		3,879	—	—	3,879
Net loss	—	—		—	—	(13,217)	(13,217)
Balances at March 31, 2025	56,845,515	6		330,900	—	(120,742)	210,164
Issuance of common stock pursuant to at-the-market public offerings, net of offering costs	1,125,706	—	*	13,521	—	—	13,521
Vested restricted stock units	216,685	—	*	—	—	—	—
Exercise of warrants	1,092,542	—	*	(411)	—	—	(411)
Exercise of options	52,884	—	*	86	—	—	86
Stock-based compensation	—	—		4,398	—	—	4,398
Other comprehensive income	—	—		—	298	—	298
Net loss	—	—		—	—	(20,850)	(20,850)
Balances at June 30, 2025	59,333,332	6		348,494	298	(141,592)	207,206
Issuance of common stock pursuant to at-the-market public offerings, net of offering costs	5,374,229	1		65,246	—	—	65,247
Acquisitions	1,539,906	—	*	37,830	—	—	37,830
Vested restricted stock units	1,421,532	—	*	—	—	—	—
Exercise of warrants	17,187	—	*	5	—	—	5
Exercise of options	74,837	—	*	181	—	—	181
Stock-based compensation	—	—		6,642	—	—	6,642
Other comprehensive income	—	—		—	(233)	—	(233)
Net Loss	—	—		—	—	(33,020)	(33,020)
Balances at September 30, 2025	67,761,023	$7		$458,398	$65	$(174,612)	$283,858

	Common Stock			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2025	74,734,949	$7		$559,485	$138	$(208,886)	$350,744
Issuance of common stock pursuant to at-the-market public offerings, net of offering costs	190,000	—	*	1,506	—	—	1,506
Acquisitions	344,889	—	*	6,984	—	—	6,984
Vested restricted stock units	666,307	—	*	—	—	—	—
Exercise of options	78,529	—		406	—	—	406
Stock-based compensation	—	—	*	7,353	—	—	7,353
Other comprehensive loss	—	—		—	(199)	—	(199)
Net loss	—	—		—	—	(49,004)	(49,004)
Balances at March 31, 2026	76,014,674	7		575,734	(61)	(257,890)	317,790
Issuance of common stock pursuant to at-the-market public offerings, net of offering costs	9,567,900	1		83,415	—	—	83,416
Vested restricted stock units	889,029	1		—	—	—	1
Exercise of options	24,457	—	*	(2)	—	—	(2)
Stock-based compensation	—	—		14,685	—	—	14,685
Other comprehensive income	—	—		—	29	—	29
Net loss	—	—		—	—	(64,127)	(64,127)
Balances at June 30, 2026	86,496,060	9		673,832	(32)	(322,017)	351,792
Vested restricted stock units	1,002,142	—	*	—	—	—	—
Exercise of options	64,158	—	*	141	—	—	141
Stock-based compensation	—	—		12,536	—	—	12,536
Other comprehensive income	—	—		—	2	—	2
Net loss	—	—		—	—	(59,230)	(59,230)
Balances at September 30, 2026	87,562,360	$9		$686,509	$(30)	$(381,247)	$305,241
*The change in common stock is less than $1,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

SERVE ROBOTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(172,361)	$(67,088)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	34,574	14,919
Depreciation	10,511	2,413
Amortization	8,765	974
Deferred income taxes	(1,462)	—
Accretion of discount on available-for-sale securities	(1,381)	(548)
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable, net	(445)	(718)
Prepaid expenses	1,356	(6,229)
Other receivables	(755)	(496)
Other current assets	39	(133)
Accounts payable	(3,490)	3,479
Accrued liabilities	3,080	2,688
Deferred revenue	(10)	(17)
Operating lease liabilities	(1,952)	155
Net cash used in operating activities	(123,531)	(50,601)
Cash flows from investing activities:
Proceeds from maturities and sales of marketable securities	157,000	14,200
Purchases of marketable securities	(149,679)	(107,485)
Acquisitions, net of cash acquired	(21,447)	(7,504)
Purchases of property and equipment	(7,723)	(20,831)
Proceeds from tariff refunds	4,547	—
Security deposits	(107)	(119)
Capitalized software implementation costs	—	(405)
Net cash used in investing activities	(17,409)	(122,144)
Cash flows from financing activities:
Proceeds from issuance of common stock pursuant to at-the-market public offerings, net of offering costs	84,922	78,767
Proceeds from exercise of options	545	405
Proceeds from issuance of common stock in registered direct offering, net of offering costs	—	75,847
Proceeds from exercise of warrants	—	11,381
Repayments of financing lease liability	—	(186)
Proceeds from short-swing profit disgorgement	—	48
Net cash provided by financing activities	85,467	166,262
Effect of exchange rate changes on cash and cash equivalents	(1)	56
Net change in cash and cash equivalents	(55,474)	(6,427)
Cash and cash equivalents at beginning of period	106,239	123,266
Cash and cash equivalents at end of period	$50,765	$116,839

Supplemental disclosure of cash flow information:
Cash paid for interest	$411	$93
Cash paid for income taxes	$81	$—

Supplemental disclosure of non-cash investing and financing activities:
Non-cash consideration for acquisitions	$6,984	$37,636
Operating lease right-of-use assets obtained for lease obligations	$8,389	$3,045
Purchases of property and equipment, accrued but not paid	$955	$1,339

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERVE ROBOTICS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. NATURE OF OPERATIONS AND BUSINESS
Serve Operating Co. (formerly known as Serve Robotics Inc.) was incorporated in Delaware in January 2021 and is a direct wholly-owned subsidiary of Serve Robotics Inc. Serve Operating Co. holds all material assets and conducts all material business activities and operations of Serve Robotics Inc. All references to “Serve,” the “Company,” “we,” “our,” “us” or similar terms refer to Serve Robotics Inc., together with its wholly-owned subsidiaries.
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
Liquidity and Going Concern

As of September 30, 2026, our principal sources of liquidity were cash and cash equivalents and short-term marketable securities of $198.0 million, which consisted of unrestricted cash and cash equivalents on hand of $50.8 million and $147.2 million in short-term marketable securities. The Company has incurred recurring losses each year since its inception and continues to forecast operating and investing cash outflows.

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

We may continue to seek to obtain working capital through sales of our equity securities or convertible debt or through public or private debt facilities from various financial institutions where possible, though the availability of such funding, and applicable terms, will be dependent on prevailing market conditions.

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
A significant portion of our revenue is concentrated with a limited number of customers. The following table represents the concentration of revenue for all customers that accounted for more than 10% of our revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Customer A sales as a percentage of total revenues	10%	43%	11%	34%
Customer B sales as a percentage of total revenues	N/A	N/A	12%	N/A
Customer C sales as a percentage of total revenues	N/A	N/A	N/A	27%
Customer D sales as a percentage of total revenues	N/A	27%	N/A	10%

A significant portion of our accounts receivable is concentrated with a limited number of customers. The following table represents the concentration of accounts receivable for all customers that account for more than 10% of our total accounts receivable as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Customer A receivables as a percentage of total accounts receivable	N/A	11%
Customer B receivables as a percentage of total accounts receivable	N/A	N/A
Customer C receivables as a percentage of total accounts receivable	N/A	N/A
Customer D receivables as a percentage of total accounts receivable	N/A	30%
Customer E receivables as a percentage of total accounts receivable	N/A	18%
Customer F receivables as a percentage of total accounts receivable	23%	N/A
Customer G receivables as a percentage of total accounts receivable	12%	N/A
Customer H receivables as a percentage of total accounts receivable	11%	N/A
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
Acquisition-related costs are costs that the Company incurs to effect a business combination, such as advisory, legal, accounting, valuation, and consulting fees. These costs are expensed as incurred. The Company recognized $0.1 million and $1.0 million of acquisition costs during the three months ended September 30, 2026 and 2025, respectively. The Company recognized $2.3 million and $1.3 million of acquisition costs during the nine months ended September 30, 2026 and 2025, respectively.
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

Property and Equipment, Net
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
The range of useful lives of leasehold improvements will depend on the specific circumstances for each improvement and the associated lease agreement. As of September 30, 2026, leasehold improvements are being depreciated over 1 to 7 years. Estimated useful lives are routinely assessed by management for reasonableness. Maintenance and repairs are expensed as incurred. When assets are retired or otherwise disposed of, the cost of these assets and related accumulated depreciation or amortization are eliminated from the unaudited condensed consolidated balance sheets and any resulting gains or losses are included in the unaudited condensed consolidated statements of operations and comprehensive loss in the period of disposal.
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
Software services revenue is generated from licensing software to customers, and delivering engineering and development projects. The Company recognizes revenue on its software services over time based on the contract term. The Company determines measurable performance obligations, which are assessed on a contract-by-contract basis. The Company develops certain measures to estimate the progress of the performance obligation at each reporting period end.
Fees that have been invoiced or paid but for which performance obligations have not been met are recorded as deferred revenue. As of September 30, 2026 and December 31, 2025, the Company had $1.9 million and an immaterial amount, respectively, in deferred revenue pertaining to fleet and software services.
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
Foreign currency
The U.S. dollar is the functional currency of the Company’s foreign subsidiaries. The Company remeasures monetary assets or liabilities denominated in currencies other than the U.S. dollar using exchange rates prevailing on the balance sheet date, and non-monetary assets and liabilities at historical rates. Foreign currency remeasurement and transaction gains and losses are included in other income (expense) and have not been material for any periods presented.
Net Loss per Share
Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflects the weighted average number of shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of diluted net loss per share if their inclusion would be anti-dilutive. As all potentially dilutive securities were anti-dilutive as of September 30, 2026 and 2025, diluted net loss per share is the same as basic net loss per share for each period.
Potentially dilutive items outstanding are as follows:

	As of September 30,
	2026	2025
Unvested restricted stock units	9,072,728	8,984,403
Common stock warrants	5,079,294	5,079,294
Contingently issuable shares	1,785,960	1,440,001
Stock options	639,128	866,268
Unvested restricted stock awards subject to nonrecourse loans	36,797	50,178
Total potentially dilutive shares	16,613,907	16,420,144
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

The following table presents our revenues disaggregated by service type. This level of disaggregation takes into consideration how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Fleet services	$2,582	$433	$6,845	$974
Software services	253	254	2,212	795
Total revenue	$2,835	$687	$9,057	$1,769

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

Deferred Revenue

The Company records deferred revenues when cash payments are received or due in advance of the Company satisfying its performance obligations. The changes in the balances of deferred revenue were as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Balance at beginning of period	$2	$20
Additions	6,527	3
Increases due to acquisitions	1,925	—
Revenue recognized	(6,538)	(20)
Balance at end of period	$1,916	$3

As of September 30, 2026, all of the deferred revenue is classified as current on the unaudited condensed consolidated balance sheet and expected to be recognized within the next twelve months.

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

We have applied the practical expedients not to present unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, (ii) contracts with variable consideration that is allocated entirely to unsatisfied performance obligations or to a wholly unsatisfied promise accounted for under the series guidance, and (iii) contracts for which we recognize revenue at the amount which we have the right to invoice for services performed.

Remaining performance obligation consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Current	$3,786	$—
Noncurrent	2,291	—
Total	$6,077	$—

The majority of the Company’s noncurrent remaining performance obligation is expected to be recognized in the next 15 to 39 months.
4. ACQUISITIONS
Fiscal 2026 Acquisitions
Vebu, Inc. Acquisition
On February 17, 2026 (the “Vebu Closing Date”), the Company completed its acquisition of Vebu, Inc. (“Vebu”), which specializes in developing advanced automation solutions and robotic systems that streamline food preparation and kitchen workflows across the food supply chain. Pursuant to the Agreement and Plan of Merger, dated February 5, 2026, by and among the Company, Vebu and Serve Kitchen Robotics Inc., a Delaware corporation and direct wholly-owned subsidiary of the Company, and James Buckly Jordan, an individual, solely in his capacity as the representative of the indemnifying securityholders (the “Vebu Merger Agreement”), the Company acquired all of the issued and outstanding equity of Vebu (the “Vebu Acquisition”).

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
In addition, as set forth in the Vebu Merger Agreement, Vebu stockholders may be entitled to receive additional earnout consideration consisting of a number of shares of the Company’s common stock equal to 33% of the net proceeds generated during the earnout period, divided by the volume-weighted average price of the Company’s common stock over the earnout period (the “Earnout Consideration”). The Earnout Consideration is classified as a liability in accordance with ASC 480 because the Company is obligated to issue a variable number of shares. As of September 30, 2026, the fair value of the contingent consideration was deemed to be $5.0 thousand. The contingent consideration liability will be recognized at the point that the earnout is deemed probable. At the time it is recorded, it will be classified in the consolidated balance sheets based on the expected timing of settlement. Refer to Note 6. Fair Value Measurements for information regarding the subsequent measurement of the contingent consideration liability at fair value.
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

At the closing of the Vebu Acquisition, each outstanding share of Vebu common stock and preferred stock was automatically cancelled and converted into the right to receive shares of the Company’s common stock (including any escrow releases and earnout consideration), as set forth in the Vebu Merger Agreement. Each restricted stock unit held by a continuing employee immediately prior to the closing was assumed and converted by the Company into a Company RSU on a 1:1 basis and on substantially identical terms and conditions. The Company assumed 500,000 restricted stock units held by continuing employees of Vebu.

The Company allocated the fair value of the purchase price consideration to the tangible assets acquired and liabilities assumed, based on estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The Company’s valuation assumptions of acquired assets and assumed liabilities require significant estimates with respect to intangible assets. The acquired company’s intangible asset is comprised of developed technology. The estimated fair value of the developed technology was determined using the relief from royalty method under the income-based approach. This method estimates the fair value of the subject intangible asset based on the present value of royalty payments that would be paid if the subject intangible asset were not owned but accessed through a license agreement.

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
The Company recorded immaterial acquisition-related costs in the three months ended September 30, 2026, and $0.6 million of acquisition-related costs in the nine months ended September 30, 2026. These costs represent professional fees and other direct acquisition costs. These costs are recorded within general and administrative expense in our unaudited condensed consolidated statements of operations and comprehensive loss.
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
Pursuant to the terms of the Diligent Merger Agreement, the aggregate consideration paid by the Company to the Diligent stockholders at the closing of the Diligent Acquisition had an aggregate fair value of $25.7 million of cash, common stock, and earnout contingent consideration. After giving effect to the adjustments as set forth in the Diligent Merger Agreement, the Company issued 197,472 shares of the Company’s common stock to the Diligent stockholders with a fair value of $2.5 million, based on the Company’s closing stock price on the Diligent Closing Date. In addition, up to 366,332 shares of the Company’s common stock may be issued in the future upon achievement of certain milestones set forth in the Diligent Merger Agreement, of which 274,749 shares relate to the contingent consideration included in the consideration transferred. The remaining 91,583 shares of the Company’s common stock to be issued upon achievement of certain future milestones as set forth in the Diligent Merger Agreement are attributed to certain employees and subject to a continuous service-condition. Refer to Note 10. Stockholders’ Equity and Stock-Based Compensation for additional information regarding the earnout consideration arrangements.
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

At the closing of the Diligent Acquisition, each outstanding share of Diligent common stock, all Diligent options, and all Diligent warrants were automatically cancelled for no consideration and each outstanding share of Diligent preferred stock was automatically cancelled and converted into the right to receive shares of the Company’s common stock, including any escrow releases and earnout consideration, as set forth in the Diligent Merger Agreement. Each Diligent restricted stock unit held by a continuing employee immediately prior to the closing was assumed and converted into a restricted stock unit on a 1:1 basis and on substantially identical terms and conditions. The Company assumed 1,319,151 restricted stock units held by continuing employees of Diligent.

The Company allocated the fair value of the purchase price consideration to the tangible and intangible assets acquired and liabilities assumed, based on estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The Company’s valuation assumptions of acquired assets and assumed liabilities require significant estimates with respect to intangible assets. The acquired company’s intangible assets are comprised of developed technology and trade name. The estimated fair values of the developed technology and trade name were determined using the relief from royalty method under the income-based approach. This method estimates the fair value of the intangible asset based on the present value of royalty payments that would be paid if the subject intangible asset were not owned but paid to a third-party for the use of the asset.

The preliminary goodwill of $11.9 million arising from the acquisition is attributed to the expected synergies, including innovation synergies, synergies related to the assembled workforce, and other benefits expected to be generated. Substantially all of the goodwill recognized is not expected to be deductible for tax purposes.

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

The Company’s preliminary allocation of the purchase price, based on the estimated fair value of the assets acquired and liabilities assumed as of the Diligent Closing Date, is as follows (in thousands):

January 27, 2026
Total purchase price consideration	$25,707

Assets acquired:
Cash and cash equivalents	557
Accounts receivable	564
Prepaid expenses	388
Property and equipment	11,028
Intangible assets	6,000
Capitalized software	2,238
Other assets	128
Total identified assets acquired	20,903

Liabilities assumed:
Accounts payable	(2,010)
Accrued liabilities	(2,327)
Deferred revenue	(1,925)
Deferred tax liability	(740)
Other liabilities	(88)
Total identified liabilities	(7,090)

Fair value of identifiable assets, net of identifiable liabilities assumed	$13,813
Goodwill	$11,894
Measurement period adjustments are recognized in the reporting period in which the adjustments are determined and calculated as if the accounting had been completed at the acquisition date. During the three months ended September 30, 2026, the Company recorded a $1.4 million decrease to property and equipment and a corresponding increase to Goodwill, reflecting refined estimates and assumptions based on the results of a spare parts count performed as part of the integration process.
The following table sets forth the preliminary components of intangible assets acquired (in thousands) and their estimated useful life as of the date of acquisition (in years):

Intangible Assets	Weighted Average Useful Life	January 27, 2026
Developed technology	6	$5,300
Trade names	4	700
Total fair value of intangible assets		$6,000
The Company recorded $0.1 million and $1.5 million of acquisition-related costs in the three and nine months ended September 30, 2026, respectively, representing professional fees and other direct acquisition costs. These costs are recorded within general and administrative expense in our unaudited condensed consolidated statements of operations and comprehensive loss.
The amounts of revenue and loss from Diligent included in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss from January 27, 2026 to the period ended September 30, 2026 were $4.6 million and $22.0 million, respectively.
Pro forma results (unaudited)
The following pro forma information assumes the Diligent Acquisition occurred as of the beginning of the year immediately preceding the transaction. The pro forma information contains the actual operating results of the Company combined with the results of Diligent prior to acquisition dates, adjusted to reflect the pro forma impact of the acquisitions occurring as of January 1, 2025. The pro forma adjustments primarily consist of $2.0 million to remove interest expense recorded on debt paid off at close and adjustments for a total $2.0 million in transaction costs incurred. This pro forma presentation does not include any impact of transaction synergies.
The following table presents the unaudited pro forma consolidated revenue and net loss for the combined company as a result of the Diligent Acquisition (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$2,835	$2,926	$9,557	$8,895
Net Loss	$(59,115)	$(40,048)	$(173,716)	$(84,026)
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

The total purchase consideration was approximately $39.5 million of cash, common stock, warrant, and replacement equity awards. The goodwill of $11.5 million arising from the acquisition is attributed to the expected synergies, including innovation synergies, and other benefits expected to be generated. Substantially all of the goodwill recognized is not expected to be deductible for tax purposes. The estimated fair value of the warrants was determined using the Black-Scholes model. The estimated fair value of the replacement equity awards attributable to pre-combination service was determined using the binomial lattice model.

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

The Company’s allocation of the purchase price, based on the estimated fair value of the assets acquired and liabilities assumed as of the Vayu Closing Date, is as follows (in thousands):

August 15, 2025
Total purchase price consideration	$39,511

Assets acquired:
Cash and cash equivalents	6
Other current assets	57
Intangible assets	32,439
Total identifiable assets acquired	32,502

Liabilities assumed:
Accounts payable	(366)
Other current liabilities	(44)
Deferred tax liability	(4,071)
Total identifiable liabilities assumed	(4,481)

Fair value of identifiable assets, net of identifiable liabilities assumed	$28,021
Goodwill	$11,490

Measurement period adjustments are recognized in the reporting period in which the adjustments are determined and calculated as if the accounting had been completed at the acquisition date. As a result of refining estimates and assumptions since the acquisition date, during the three months ended September 30, 2026, the Company recorded a $0.3 million increase to deferred tax liability and a corresponding increase to Goodwill as a result of new information obtained about facts and circumstances that existed as of the acquisition date.

The following table sets forth the components of intangible assets acquired (in thousands) and their estimated useful life as of the date of acquisition (in years):

	Weighted Average Useful Life	August 15, 2025
Developed technology	5	$32,439
The Company recorded zero and $0.2 million of acquisition-related costs in the three and nine months ended September 30, 2026, respectively, representing professional fees and other direct acquisition costs. These costs are recorded within general and administrative expense in our unaudited condensed consolidated statements of operations and comprehensive loss.
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

The Company allocated the fair value of the purchase price consideration to the tangible assets, liabilities, and intangible assets acquired, based on their estimated fair values. The excess of the purchase price over those fair values is recorded as goodwill. The Company’s valuation assumptions of acquired assets and assumed liabilities require significant estimates, particularly for intangible assets. The acquired company’s intangible assets consist of customer relationships, trade name, and developed technology. The estimated fair value of customer relationships, trade name, and developed technology was determined using the multi-period excess earnings method and the relief from royalty method. Both methods require forward-looking estimates that are discounted to determine the fair value of the intangible asset using a risk-adjusted discount rate that is reflective of the level of risk associated with future estimates associated with the asset group, which could be affected by future economic and market conditions. The estimated fair value of the developed technology is also dependent on the selection of the royalty rate used in the valuation method.

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

Acquisition-related costs represent costs incurred for professional fees and other direct acquisition costs. These costs are recorded within general and administrative expense in our unaudited condensed consolidated statements of operations and comprehensive loss. In connection with the acquisition of Voysys, the Company recorded zero acquisition-related costs in the three and nine months ended September 30, 2026.

5. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill represents the excess of the cost over the net tangible and identifiable intangible assets of acquired businesses.
The changes in the carrying amount of goodwill during the nine months ended September 30, 2026 were as follows (in thousands):

Total
Balance as of December 31, 2025	$15,530
Acquisitions	12,469
Measurement period adjustments	1,733
Balance as of September 30, 2026	$29,732
Measurement period adjustments represent adjustments to preliminary estimates of fair value within the measurement period of up to one year from the date of acquisition. Measurement period adjustments are recognized in the reporting period in which the adjustments are determined and calculated as if the accounting had been completed at the acquisition date. Refer to Note 4. Acquisitions for details pertaining to the nature of the adjustments recorded.
The Company evaluates goodwill for impairment at least annually during the fourth quarter and more frequently when events or changes in circumstances indicate that it is more likely than not that the fair value of its reporting unit is below its carrying amount. No such triggering events or circumstances were identified during the three and nine months ended September 30, 2026.
Identifiable intangible assets acquired in business combinations are recorded based upon fair value at the date of acquisition. Carrying values are adjusted to reflect the impacts of foreign currency.
Intangible assets, net consisted of the following as of September 30, 2026 (in thousands):

	Weighted-Average Remaining Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	4.3	$39,749	$8,127	$31,622
Customer relationships	23.5	255	15	240
Trade names	4.1	835	144	691
Balance as of September 30, 2026		$40,839	$8,286	$32,553
Developed technology intangible assets are being amortized over 5 to 15 years. Customer relationships are being amortized over 25 years. Trade name intangible assets are being amortized over 4 to 10 years.
The Company recorded amortization expense associated with intangible assets of $2.0 million and $0.9 million for the three months ended September 30, 2026 and 2025, respectively. The Company recorded amortization expense associated with intangible assets of $5.8 million and $0.9 million for the nine months ended September 30, 2026 and 2025, respectively.

The estimated future amortization expense of intangible assets as of September 30, 2026 is as follows (in thousands):

Year Ending December 31,	Amortization Expense
Remainder of 2026	$1,952
2027	7,807
2028	7,807
2029	7,807
2030	5,206
Thereafter	1,974
Total estimated future amortization expense	$32,553
The Company evaluates definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. No such triggering events or circumstances were identified during the three and nine months ended September 30, 2026.

6. FAIR VALUE MEASUREMENTS
Assets Measured at Fair Value on a Recurring Basis
The following tables set forth the Company’s cash equivalents and marketable securities that were measured at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2026 and December 31, 2025 (in thousands):

	Fair Value Measurements as of September 30, 2026:
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$24,023	$—	$—	$24,023
Commercial paper	—	5,478	—	5,478
Corporate bonds	—	798	—	798
Short-term marketable securities
Certificates of deposit	—	25,000	—	25,000
Commercial paper	—	41,614	—	41,614
Corporate notes/bonds	—	77,619	—	77,619
U.S. Government agencies	—	3,001	—	3,001
Total fair value of assets	$24,023	$153,510	$—	$177,533

	Fair Value Measurements as of December 31, 2025:
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$86,714	$—	$—	$86,714
Commercial paper	—	3,995	—	3,995
Short-term marketable securities
Certificates of deposit	—	40,182	—	40,182
Commercial paper	—	35,814	—	35,814
Corporate notes/bonds	—	47,928	—	47,928
U.S. Government agencies	—	1,251	—	1,251
U.S. Treasury securities	—	1,995	—	1,995
Long-term marketable securities
Corporate notes/bonds	—	20,341	—	20,341
U.S. Government agencies	—	6,003	—	6,003
Total fair value of assets	$86,714	$157,509	$—	$244,223
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

The fair value of the liability-classified arrangements is determined using a Monte Carlo simulation which uses Level 3 unobservable inputs. These liability-classified arrangements are carried at fair value which is estimated by applying a probability-based model utilizing inputs based on timing of achievement that were unobservable in the market. Actual results may differ from the projected results and could have a significant impact on the estimated fair value of the contingent consideration. Changes in fair value are recorded in other income in the unaudited condensed consolidated statements of operations and comprehensive loss.
The most significant unobservable inputs used to determine the fair value of the liability-classified contingent consideration relate to the revenue growth rate (3.0%), discount rate (28.0%) and the market price of risk adjustment (4.0%). As of September 30, 2026, the fair value of the Company’s Level 3 liabilities was immaterial.

7. MARKETABLE SECURITIES

The following tables summarize the cost or amortized cost, gross unrealized gain, gross unrealized loss, and fair value of the Company’s cash equivalents and marketable securities as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026
	Cost or Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
Cash equivalents
Money market funds	$24,023	$—	$—	$24,023
Commercial paper	5,480	—	(2)	5,478
Corporate bonds	798	—	—	798
Short-term marketable securities
Certificates of deposit	25,000	—	—	25,000
Commercial paper	41,643	—	(29)	41,614
Corporate notes/bonds	77,690	—	(71)	77,619
U.S. Government agencies	3,001	—	—	3,001
Total	$177,635	$—	$(102)	$177,533

	December 31, 2025
	Cost or Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
Cash equivalents
Money market funds	$86,714	$—	$—	$86,714
Commercial paper	3,995	—	—	3,995
Short-term marketable securities
Certificates of deposit	40,001	181	—	40,182
Commercial paper	35,814	—	—	35,814
Corporate notes/bonds	47,912	16	—	47,928
U.S. Government agencies	1,251	—	—	1,251
U.S. Treasury securities	1,994	1	—	1,995
Long-term marketable securities
Corporate notes/bonds	20,348	—	(7)	20,341
U.S. Government agencies	6,005	—	(2)	6,003
Total	$244,034	$198	$(9)	$244,223

For marketable securities with unrealized loss positions, the Company does not intend to sell these securities, and it is more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis. No allowance for credit losses was recorded for these securities as of September 30, 2026 or December 31, 2025.
8. PROPERTY AND EQUIPMENT, NET
The following is a summary of property and equipment, net (in thousands):

	September 30, 2026	December 31, 2025
Robot assets	$49,669	$47,221
Construction in progress	10,205	3,357
Tooling	2,463	2,111
Furniture and fixtures	709	—
Leasehold improvement	627	414
Office equipment	531	375
Total	64,204	53,478
Less: accumulated depreciation	(15,493)	(6,465)
Property and equipment, net	$48,711	$47,013
The Company recorded depreciation expense of $3.4 million and $1.1 million for the three months ended September 30, 2026 and 2025, respectively. The Company recorded depreciation expense of $10.5 million and $2.4 million for the nine months ended September 30, 2026 and 2025, respectively.
As of September 30, 2026, robot assets included a $4.5 million reduction related to tariff refunds recognized during the period as a result of the U.S. Supreme Court ruling under the International Emergency Economic Powers Act (“IEEPA”). Refer to Note 12. Commitments and Contingencies for further information.
The Company evaluates property and equipment for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. No such triggering events or circumstances were identified during the three and nine months ended September 30, 2026.
9. LEASES
Operating Leases – Right of Use Asset and Liability
The Company leases its facilities, which include office and warehouse space, under non-cancelable lease agreements with terms expiring between June 2027 and September 2031. The Company also has leases for cargo vans with terms expiring between November 2026 and June 2028. Certain of these arrangements have free rent, escalating rent payment provisions, lease renewal options, and tenant allowances. Under such arrangements, the Company recognizes an ROU asset and lease liability on the unaudited condensed consolidated balance sheets. Lease costs are recognized on a straight-line basis over the non-cancelable lease term.

The components of lease costs related to the Company’s operating leases are classified in the unaudited condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operations	$1,269	$770	$3,102	$1,456
General and administrative	22	26	494	54
Research and development	—	2	9	76
Sales and marketing	1	—	2	—
Total lease costs	$1,292	$798	$3,607	$1,586
The components of lease costs were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease costs	$914	$550	$2,478	$1,205
Variable lease costs	350	220	1,024	353
Short-term lease costs	28	28	105	28
Total lease costs	$1,292	$798	$3,607	$1,586
Supplemental cash flow information related to leases is as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Operating cash flows paid for operating leases	$2,017	$1,019
Right-of-use assets obtained in exchange for operating lease obligations	$8,389	$3,045
Supplemental balance sheet information related to leases is as follows:

	September 30, 2026	December 31, 2025
Weighted-average remaining lease term (in years)	4.92	3.42
Weighted-average discount rate	8.99%	7.39%
The maturities of lease liabilities as of September 30, 2026, are as follows (in thousands):

Remainder of 2026	$835
2027	3,199
2028	2,254
2029	2,054
2030	1,825
Thereafter	770
Total undiscounted future cash flows	10,937
Less: imputed interest	(1,466)
Total operating lease liabilities	$9,471

As of September 30, 2026, the Company had no additional operating lease commitments for non-cancelable leases that had not yet commenced.
Finance Lease – Failed Sales-Leaseback
In November 2022, the Company entered into a lease agreement with Farnam Capital for its robot assets. As per ASC 842-40-25-1, the transaction was considered a failed sales-leaseback and therefore the lease was accounted for as a financing agreement. In April 2025, the Company exercised the option to purchase the assets at the end of the lease for $2.2 million. There was no outstanding liability at September 30, 2026.
10. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION
Common Stock
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the Company’s board of directors (the “Board”).
As of September 30, 2026, the Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.0001 per share, and 300,000,000 shares of common stock, par value $0.0001 per share.
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
Common Stock Transactions
On February 17, 2026, the Company entered into the Vebu Merger Agreement, pursuant to which the Company issued 147,445 shares of its common stock in initial upfront consideration. The Company also issued 500,000 shares of common stock to certain employees. As of September 30, 2026, 637,945 of the total 647,445 shares of common stock contemplated in the Vebu Merger Agreement have been issued and are outstanding.
On January 27, 2026, the Company entered into the Diligent Merger Agreement, pursuant to which the Company issued 197,472 shares of its common stock in initial upfront consideration. Additionally, the Company granted a future earnout consisting of up to 366,332 shares of common stock, contingent on the achievement of certain performance milestones. The Company also issued 1,319,151 shares of common stock to certain employees. As of September 30, 2026, 1,439,087 of the total 1,882,955 shares of common stock contemplated in the Diligent Merger Agreement have been issued and are outstanding.
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
On August 15, 2025, the Company entered into the Vayu Merger Agreement. Pursuant to the Vayu Merger Agreement, the Company issued 1,494,906 shares of common stock as initial upfront consideration and granted an additional 45,000 shares of common stock to a Vayu shareholder, subject to the terms of the Vayu Merger Agreement. The Company also issued 493,970 shares of common stock to certain Vayu employees pursuant to the Vayu Merger Agreement. In addition, the Company granted contingent earnout consideration of up to 560,000 shares of common stock to certain Vayu shareholders and up to 880,001 shares of common stock to certain Vayu employees, each subject to the achievement of certain performance milestones. The Company also granted warrants to purchase 4,000,000 shares of common stock to a certain Vayu securityholder at an exercise price of $10.36 per share, which represented the 10-day volume-weighted average price of the Company’s common stock immediately prior to the transaction closing, and issued 84,437 stock options to certain

Vayu shareholders. As of September 30, 2026, 1,770,099 of the 7,558,314 shares of deal consideration have been issued and are outstanding.
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
Subject to adjustments as set forth in the 2023 Plan, the maximum aggregate number of shares of common stock that may be issued under the 2023 Plan will not exceed 7,487,029 shares. In June 2025, the 2023 Plan was amended, and the number of shares authorized under the 2023 Plan was increased by 2,280,000 additional shares. In October 2025, the number of shares authorized under the 2023 Plan was increased by 3,289,146 additional shares, pursuant to the evergreen provisions under the 2023 Plan. As of September 30, 2026, there were a total of 263,031 shares available to be issued under the 2023 Plan.
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
Subject to adjustments as set forth in the 2022 Vayu Plan, the maximum aggregate number of shares of the Company’s common stock that may be issued under the 2022 Vayu Plan may not exceed 5,344,275 shares. Subject to adjustments as set forth in the 2022 Vayu Plan, the maximum aggregate number of shares that may be issued under the 2022 Vayu Plan pursuant to incentive stock options may not exceed the number set forth above plus, to the extent allowable under Section 422 of the Internal Revenue Code and the regulations promulgated thereunder, any shares that again become available for issuance pursuant to the 2022 Vayu Plan. As of September 30, 2026, there were approximately 94,566 shares available to be issued under the 2022 Vayu Plan.
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
The 2022 Vayu Plan is administered by the Board or a committee thereof (the “2022 Vayu Plan Administrator”). The 2022 Vayu Plan Administrator has the authority to determine the terms and conditions of stock awards granted under the 2022 Vayu Plan, including the recipients, type of award, number of shares subject to each award, exercise or purchase price, vesting schedule, and other terms and conditions. Stock awards may be granted to employees, directors, and independent contractors of the Company and its affiliates. The 2022 Vayu Plan also provides for adjustments in the event of certain corporate transactions, such as stock splits, mergers, or other changes in capitalization, and includes customary provisions regarding the administration, amendment, and termination of the plan.
Restricted Stock Awards (RSAs)
The following table summarizes activity related to the Company’s restricted stock awards for the nine months ended September 30, 2026:

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2025	285,053	$0.08
Granted	—	—
Vested	(244,733)	0.02
Canceled and forfeited	(2,132)	—
Nonvested as of September 30, 2026	38,188	$0.47

During 2023, the Company issued shares of restricted common stock for recourse notes. The shares were issued with a corresponding note receivable, a recourse loan that was collateralized by the underlying shares. In June 2024, the remaining loans were deemed non-recourse. As of September 30, 2026 and December 31, 2025, there were 36,797 and 46,833 shares of common stock issued, respectively, that are subject to the non-recourse notes and deemed not outstanding.
Restricted Stock Units (RSUs)
The following table summarizes activity related to the Company’s RSUs for the nine months ended September 30, 2026:

	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2025	7,217,790	$9.14
Granted	4,981,012	9.74
Vested	(2,557,478)	8.56
Canceled and forfeited	(568,596)	11.52
Nonvested as of September 30, 2026	9,072,728	$9.69
During the nine months ended September 30, 2026, the Company granted 4,981,012 RSUs with vesting periods ranging from 1 month to 4 years.
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
During the nine months ended September 30, 2026, the Company repurchased no shares of common stock.
Performance-Based Restricted Stock Units
The following table summarizes activity related to the Company’s performance-based restricted stock units (“PRSU”) for the nine months ended September 30, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2025	801,292	$9.71
Granted	102,000	9.38
Vested	—	—
Canceled and forfeited	(43,664)	9.71
Nonvested as of September 30, 2026	859,628	$9.67

June PRSUs (June 2026)
On June 17, 2026, the Company granted 2,000 PRSUs to an employee of the Company (“June PRSUs”) from the 2023 Plan. The June PRSUs shall vest upon satisfaction of a performance-based vesting condition, which shall be satisfied upon the achievement of certain milestones. At the point the conditions of the June PRSUs are deemed to have been achieved, 100% of the PRSUs will vest immediately. The total grant date fair value of the June PRSUs was $13.4 thousand, which was determined based on the Company’s stock price on date of grant. As of September 30, 2026, the Company does not consider the achievement of the June PRSUs milestone to be probable. Accordingly, as of September 30, 2026, the Company reversed all previously recognized stock-based compensation expense and will not recognize additional stock-based compensation expense until the June PRSUs milestone becomes probable, as defined by ASC 718. As of September 30, 2026, all shares of the June PRSUs were unvested and outstanding.
March PRSUs (March 2026)
On March 23, 2026, the Company granted 100,000 PRSUs to an employee of the Company (“March PRSUs”) from the 2023 Plan. The March PRSUs shall vest upon satisfaction of both (i) a service-based vesting condition and (ii) a performance-based vesting condition. The service-based vesting condition shall be satisfied based on the employee’s continued employment. The performance-based vesting condition shall be satisfied upon the achievement of certain milestones. At the point the conditions of the March PRSUs are deemed to have been achieved, 25% of the total March PRSUs will vest immediately, and 1/30th of the remaining shares will vest on the same day of each month thereafter for 30 months, subject to the employee’s continued employment. The total grant date fair value of the March PRSUs was $0.9 million, which was determined based on the Company’s stock price on date of grant. As of September 30, 2026, the Company considers the achievement of the March PRSUs milestone to be probable. As such, the Company will recognize the related compensation cost over the requisite service period. As of September 30, 2026, all shares of the March PRSUs were unvested and outstanding.
Vayu PRSUs
On August 15, 2025, the Company granted 1,440,001 shares contemplated by the Vayu Acquisition, of which the Company granted 880,001 PRSUs to employees (“Vayu PRSUs”). The remaining 560,000 shares were granted to nonemployees. The Vayu PRSUs will vest or commence vesting upon achievement of certain milestones as defined per the Vayu Merger Agreement. In addition, the Vayu PRSUs may also be subject to a continuous service condition. At the point the milestones have been deemed to be achieved (the “Milestone Date”), approximately 66% of the Vayu PRSUs will vest immediately, and the remaining 34% will vest over 2.5 years following the Milestone Date. The total grant date fair value of the Vayu PRSUs was $8.5 million, which was determined based on the Company’s stock price on date of grant. As of September 30, 2026, the Company considers the achievement of the Vayu PRSUs milestone to be probable. As such, the Company will recognize the related compensation cost over the requisite service period. As of September 30, 2026, all shares of the Vayu PRSUs were unvested and outstanding.
Stock Options
The following table summarizes activity related to the Company’s stock options for the nine months ended September 30, 2026:

	Options	Weighted Average Exercise Price	Intrinsic Value (in thousands)
Outstanding as of December 31, 2025	826,539	$1.01	$8,573
Granted	—	—
Exercised	(167,144)	2.31
Canceled and forfeited	(20,267)	5.14
Outstanding as of September 30, 2026	639,128	$0.87	$2,499

Exercisable as of September 30, 2026	597,853	$0.87	$2,338
Exercisable and expected to vest at September 30, 2026	639,128	$0.87	$2,499

Refer to Note 4. Acquisitions for information regarding the valuation of options granted during the year ended December 31, 2025 as part of the Vayu acquisition.
Nonemployee Share-based Awards
On January 27, 2026, the Company granted 366,332 awards contemplated by the Diligent Acquisition to nonemployee shareholders (“Diligent Nonemployee Awards”). Of this total, 274,749 awards will vest or commence vesting upon achievement of certain performance-based milestones as defined per the Diligent Merger Agreement (“Diligent Nonemployee Performance-based Awards”). At the point the milestones have been deemed to be achieved (the “Milestone Date”), approximately all of the Diligent Nonemployee Performance-based Awards will vest immediately. The total grant date fair value of the Diligent Nonemployee Performance-based Awards was $3.1 million, which was determined using the Monte Carlo simulation option pricing model. The Diligent Nonemployee Performance-based Awards were included in the consideration transferred as part of the Diligent Acquisition. As such, settlement of the equity-classified contingent consideration will be accounted for within equity. As of September 30, 2026, the Company considers the achievement of the Diligent Nonemployee Performance-based Awards milestone to be probable. The remaining 91,583 awards granted to nonemployee shareholders of the Company will be earned upon satisfaction of a service-based condition achieved eighteen months following the closing of the Diligent Acquisition (“Diligent Nonemployee Service-based Awards”). The fair value of the Diligent Nonemployee Service-based Awards at date of grant was determined to be $1.2 million and will be recognized as stock-based compensation expense over the requisite service period. All Diligent Nonemployee Service-based Award shares will vest immediately upon satisfaction of the service-based condition. As of September 30, 2026, all Diligent Nonemployee Awards were unvested and outstanding.
On August 15, 2025, the Company granted 560,000 shares contemplated by the Vayu Acquisition to nonemployee shareholders. The vesting terms of these shares are consistent with the Vayu PRSUs. The total grant date fair value was $5.4 million, which was determined based on the Company’s stock price on date of grant. As of September 30, 2026, the Company considers the achievement of the milestone to be probable. As such, the Company will recognize the related compensation cost over the requisite service period. As of September 30, 2026, all shares were unvested and outstanding.
Stock-based Compensation Expense
The Company recorded stock-based compensation expense for both employees and nonemployees of $12.5 million and $6.6 million for the three months ended September 30, 2026 and 2025, respectively. The Company recorded stock-based compensation expense for both employees and nonemployees of $34.6 million and $14.9 million for the nine months ended September 30, 2026 and 2025, respectively. Stock-based compensation expense for employees is classified based on the cost center to which the award holder belongs. Stock-based compensation expense for nonemployees is classified as general and administrative expense. The Company recorded stock-based compensation expense in the unaudited condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
General and administrative	$5,973	$3,712	$17,963	$7,597
Research and development	5,959	2,680	14,902	6,767
Operations	348	147	907	323
Sales and marketing	256	103	802	232
Total stock-based compensation expense	$12,536	$6,642	$34,574	$14,919
During the three months ended September 30, 2026 and 2025, the Company recorded stock-based compensation expense related to vesting of RSUs and RSAs of $12.2 million and $6.6 million, respectively. During the nine months ended September 30, 2026 and 2025, the Company recorded stock-based compensation expense related to vesting of RSUs and RSAs of $34.2 million and $14.5 million, respectively.
As of September 30, 2026, there was $85.0 million of unamortized compensation costs related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 1.1 years. As of September 30, 2026, there was an immaterial amount of unamortized compensation costs related to unvested RSAs, which is expected to be recognized over a weighted-average period of approximately 2.6 years.

During the three and nine months ended September 30, 2026 and 2025, the Company recorded an immaterial amount of stock-based compensation expense for stock options. As of September 30, 2026, there was an immaterial amount of total unamortized compensation cost related to unvested stock option awards, which is expected to be recognized over a weighted average period of 5.8 years.
Warrants
The following is a summary of warrants as of September 30, 2026:

	Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2025	5,079,294	$10.18
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of September 30, 2026	5,079,294	$10.18

Exercisable as of September 30, 2026	5,079,294	$10.18
The weighted-average remaining term of the warrants outstanding was 4.6 years as of September 30, 2026.
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

As of September 30, 2026, the Company has sold 8,540,900 shares of the Company’s common stock under the 2026 Sales Agreement at a weighted-average price of $9.08 per share and raised $77.6 million of gross proceeds. After deducting approximately $2.3 million of commissions and offering costs incurred by the Company, the net proceeds from sales of the Company’s common stock were $75.2 million as of September 30, 2026. As of September 30, 2026, the Company had approximately $72.4 million of remaining capacity to sell the Company’s common stock under the 2026 Sales Agreement.

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

During the nine months ended September 30, 2026, the Company sold 1,217,000 shares of the Company’s common stock under the 2025 Distribution Agreement at a weighted-average price of $8.21 per share and raised $10.0 million of gross proceeds. After deducting approximately $0.3 million of commissions and offering costs incurred by the Company during the nine months ended September 30, 2026, the net proceeds from sales of the Company’s common stock under the 2025 Distribution Agreement were $9.7 million during the nine months ended September 30, 2026. Inception to date, as of September 30, 2026, the Company has sold a total of 7,716,935 shares of the Company’s common stock under the 2025 Distribution Agreement at a weighted-average price of $11.82 per share and raised $91.2 million of gross proceeds. After deducting approximately $2.7 million of commissions and offering costs incurred by the Company, the net proceeds from sales of the Company’s common stock were $88.5 million as of September 30, 2026. On May 6, 2026 the Company terminated the 2025 Distribution Agreement.

11. INCOME TAXES

For interim financial reporting, the Company estimates its annual effective tax rate based on the projected income for its entire fiscal year and records a provision or benefit for income taxes on a quarterly basis based on the estimated annual effective income tax rate, adjusted for any discrete tax items.

The Company recorded income tax benefit of $0.1 million for the three months ended September 30, 2026 compared to no expense recorded for the three months ended September 30, 2025. Income tax expense for the three months ended September 30, 2026 was favorably impacted by $0.1 million of net discrete tax benefit, primarily related to a return to provision benefit related to income tax returns filed in the U.S., offset by an increase in valuation allowance. There was no tax expense recorded for the three months ended September 30, 2025 due to a full valuation allowance.

The Company recorded income tax benefit of $0.8 million for the nine months ended September 30, 2026 compared to no expense for the nine months ended September 30, 2025. Income tax expense for the nine months ended September 30, 2026 was favorably impacted by $0.8 million of net discrete tax benefit, primarily related to the release of valuation allowance amounts. The release was driven by the acquisition of net deferred liabilities of Diligent. There was no tax expense recorded for the nine months ended September 30, 2025 due to a full valuation allowance.

The Company periodically evaluates its valuation allowance requirements as facts and circumstances change and may adjust its deferred tax asset valuation allowances accordingly. The Company evaluates and weighs all available evidence, both positive and negative, including its historical operating results, future reversals of existing deferred tax liabilities, as well as projected future taxable income. Changes in earnings performance and future earnings projections, among other factors, may cause the Company to adjust the valuation allowance on deferred tax assets, which could materially impact the income tax expense in the period the Company determines that these factors have changed.

As of September 30, 2026, there have been no material changes in unrecognized tax benefits from those disclosed in the Company’s most recent audited financial statements as of December 31, 2025. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in its unaudited condensed consolidated statements of operations and comprehensive loss.

The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. As of September 30, 2026, the Company believes that it is more likely than not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position and the results of operations and cash flows.

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
In December 2024, a class action complaint was filed in the Superior Court of California, County of Los Angeles, alleging that the Company violated the California Labor Code, among other claims. In December 2025, the Company agreed with the plaintiff to settle for the amount of $375.0 thousand. As a result, the Company recorded a total of $408.8 thousand in legal settlement expense, of which $375.0 thousand was recorded for the settlement with the plaintiff and the remaining $33.8 thousand was recorded for the related payroll tax expense as a result of the settlement payment. The legal settlement expense is presented in accrued liabilities on the unaudited condensed consolidated balance sheet as of September 30, 2026.
Tariffs
On February 20, 2026, the U.S. Supreme Court issued a ruling invalidating certain tariffs previously imposed under IEEPA. As a result of this ruling, the Company is eligible for a refund of tariffs previously paid on imported goods. The Company has recognized amounts that were realized or realizable as of September 30, 2026 within the financial results. During the nine months ended September 30, 2026, the Company recognized $4.6 million of refunds related to the IEEPA tariffs. Because the related tariffs were originally capitalized as part of the cost of raw materials, the refund was recorded as a reduction to robot assets within property and equipment on the unaudited condensed consolidated balance sheets. Any interest received in connection with tariff refunds was recognized as interest income in the unaudited condensed consolidated statements of operations and comprehensive loss. During the nine months ended September 30, 2026, the Company recognized $0.1 million of interest income related to the tariff refunds.
We continue to monitor these developments and their potential impact on our results of operations. Further, we will continue to monitor changes to the import and export policies of the U.S. and other countries that could impact our financial position, results of operations and cash flows.
13. SEGMENT INFORMATION
Based on the applicable criteria under the accounting standard, including quantitative thresholds, the Company has identified one operating and reportable segment (the “Segment”) for the period ended September 30, 2026. The Segment is focused on enhancing the Company’s advanced, AI-powered robotics mobility platform that integrates proprietary hardware, AI, computer vision, and cloud-based fleet management software to enable autonomous operation in complex, real-world settings.
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
The Segment derives revenue from customers by providing (i) services via the Company’s robot fleet, including indoor and outdoor delivery services, branding and experiential services, and (ii) access to software developed for the robot fleet, including certain autonomous capabilities. The majority of the Segment’s revenue is derived from robot delivery services. The Segment’s operations are primarily based in the United States and Canada, and it manages its business activities on a consolidated basis. The Segment derives all revenue from its United States operations. The Segment’s assets are primarily based in the United States. Assets based in foreign countries are not material to the operations of the Segment. The services provided by the robot fleet are offered and deployed in a similar manner across all jurisdictions in which the Company operates.
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

Serve operates autonomy systems across multiple domains spanning both outdoor and indoor environments. Our outdoor delivery operations provide autonomous last-mile delivery services for restaurant and retail partners, while our healthcare operations, enabled through the acquisition of Diligent Robotics in 2026, deploy robots in hospital settings to support clinical staff through logistics and workflow automation.

Serve is shaping the future of physical AI in real-world environments. We are expanding our platform into adjacent markets, customer segments, and operating environments where autonomous mobility can address labor constraints, improve service levels, and reduce emissions. We intend to leverage our core autonomy stack, fleet management infrastructure, and operational expertise to support additional use cases across both outdoor and indoor settings.
Financial Highlights
For the three months ended September 30, 2026 and 2025, we generated revenues of $2.8 million and $0.7 million, respectively, and reported net losses of $59.2 million and $33.0 million, respectively. For the nine months ended September 30, 2026 and 2025, we generated revenues of $9.1 million and $1.8 million, respectively, and reported net losses of $172.4 million and $67.1 million, respectively.
As noted in our unaudited condensed consolidated financial statements, as of September 30, 2026, we had an accumulated deficit of $381.2 million.
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

Outlook and Challenges Facing Our Business
There are a number of factors that affect our business which include, among others:
Overall Demand for Last-Mile Delivery and Hospital-Based Automation
Our potential for growth depends significantly on continued demand for last-mile delivery of food and other items on our partner platforms and for automation solutions from our hospital customers. The demand for last-mile delivery can fluctuate based on various factors, including market cycles, weather and local community health conditions, as well as evolving competitive dynamics. The demand for hospital-based automation solutions can fluctuate based on factors such as budget cycles, staffing levels, operational priorities, and broader healthcare industry conditions.
Our largest stream of projected revenue comes from maximizing utilization of our outdoor delivery robot fleet to perform deliveries on our partner platforms. Matching algorithms on these platforms as well as the extent of their merchant and end-customer participation in robotic delivery directly impacts the utilization rate of our robots, both of which can be challenging to predict. As previously disclosed, the Company has experienced lower than expected delivery volume through the Company’s Uber Eats partnership, which contributed to downward pressure on our revenue during the three and nine months ended September 30, 2026, and we expect reduced demand to continue through the remainder of 2026. Our ability to gain additional partners and to generate revenue with such additional partners is dependent on numerous factors, including, among others, the partner’s consumer base and desire to use robotic delivery, along with normal-course onboarding for new partners. These uncertainties make demand difficult to forecast for us and our partners.
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
Customer Concentration
A significant portion of our revenue is concentrated with a limited number of customers. The following table represents the concentration of revenue for all customers that accounted for more than 10% of our revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Customer A sales as a percentage of total revenues	10%	43%	11%	34%
Customer B sales as a percentage of total revenues	N/A	N/A	12%	N/A
Customer C sales as a percentage of total revenues	N/A	N/A	N/A	27%
Customer D sales as a percentage of total revenues	N/A	27%	N/A	10%
A significant portion of our accounts receivable is concentrated with a limited number of customers. The following table represents the concentration of accounts receivable for all customers that account for more than 10% of our total accounts receivable as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Customer A receivables as a percentage of total accounts receivable	N/A	11%
Customer B receivables as a percentage of total accounts receivable	N/A	N/A
Customer C receivables as a percentage of total accounts receivable	N/A	N/A
Customer D receivables as a percentage of total accounts receivable	N/A	30%
Customer E receivables as a percentage of total accounts receivable	N/A	18%
Customer F receivables as a percentage of total accounts receivable	23%	N/A
Customer G receivables as a percentage of total accounts receivable	12%	N/A
Customer H receivables as a percentage of total accounts receivable	11%	N/A

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
•Other income.
•Other expenses.

Results of Operations
Comparison of Results of Operations for the three months ended September 30, 2026 and 2025
The following table summarizes our operating results as reflected in our unaudited condensed consolidated statements of operations and comprehensive loss during the three months ended September 30, 2026 and 2025, respectively, and provides information regarding the dollar and percentage increase (or decrease) during such periods (in thousands).

	Three Months Ended September 30,
	2026	2025	Change	Change %
Revenues	$2,835	$687	$2,148	313%
Cost of revenues	10,390	5,066	5,324	105%
Gross loss	(7,555)	(4,379)	(3,176)	73%

Operating expenses:
Research and development	22,636	13,414	9,222	69%
General and administrative	20,227	13,153	7,074	54%
Operations	7,260	2,987	4,273	143%
Sales and marketing	3,510	883	2,627	298%
Total operating expenses	53,633	30,437	23,196	76%

Loss from operations	(61,188)	(34,816)	(26,372)	76%

Other income (expense):
Interest income	1,974	1,707	267	16%
Interest expense	(1)	—	(1)	100%
Realized gain (loss) on foreign currency translation	(9)	4	(13)	(325)%
Realized gain (loss) on investments	(1)	85	(86)	(101)%
Other expenses	(84)	—	(84)	100%
Net loss before income taxes	(59,309)	(33,020)	(26,289)	80%
Benefit from income taxes	(79)	—	(79)	100%
Net loss	$(59,230)	$(33,020)	$(26,210)	79%
Revenues increased by $2.1 million, or 313%, to $2.8 million, for the three months ended September 30, 2026, compared with $0.7 million for the same period in 2025. This increase was primarily driven by a $2.1 million increase in fleet services revenue due to overall expansion and diversification of the robot fleet and partnerships, including hospital-based robots.
Cost of revenues increased by $5.3 million to $10.4 million for the three months ended September 30, 2026, compared with $5.1 million for the same period in 2025, due primarily to the integration of recent acquisitions and expansion of the outdoor robot fleet.
Research and development expense increased by $9.2 million to $22.6 million for the three months ended September 30, 2026, compared with $13.4 million for the same period in 2025, due primarily to an increase in personnel-related costs and stock-based compensation expense.
General and administrative expense increased by $7.1 million to $20.2 million for the three months ended September 30, 2026, compared with $13.2 million for the same period in 2025, due primarily to an increase in personnel-related costs, including stock-based compensation expense, as well as higher amortization expense associated with acquired intangible assets.

Operations expense increased by $4.3 million to $7.3 million for the three months ended September 30, 2026, compared with $3.0 million for the same period in 2025. The increase was primarily attributable to an increase in personnel-related costs and higher depreciation expense associated with the expansion of our robot fleet.
Sales and marketing expenses increased by $2.6 million to $3.5 million for the three months ended September 30, 2026, compared with $0.9 million for the same period in 2025. This increase was primarily due to an increase in personnel-related costs.
Other income (expense) increased by $0.1 million to $1.9 million for the three months ended September 30, 2026, compared with $1.8 million for the same period in 2025. This increase was primarily due to an increase in interest income as a result of interest earned from cash on hand and marketable securities.
Comparison of Results of Operations for the nine months ended September 30, 2026 and 2025
The following table summarizes our operating results as reflected in our unaudited condensed consolidated statements of operations and comprehensive loss during the nine months ended September 30, 2026 and 2025, respectively, and provides information regarding the dollar and percentage increase (or decrease) during such periods (in thousands).

	Nine Months Ended September 30,
	2026	2025	Change	Change %
Revenues	$9,057	$1,769	$7,288	412%
Cost of revenues	34,392	10,476	23,916	228%
Gross loss	(25,335)	(8,707)	(16,628)	191%

Operating expenses:
Research and development	61,952	29,414	32,538	111%
General and administrative	59,987	25,981	34,006	131%
Operations	22,071	6,780	15,291	226%
Sales and marketing	9,690	1,585	8,105	511%
Total operating expenses	153,700	63,760	89,940	141%

Loss from operations	(179,035)	(72,467)	(106,568)	147%

Other income (expense):
Interest income	6,007	5,293	714	13%
Interest expense	(1)	(3)	2	(67)%
Realized gain (loss) on foreign currency translation	(23)	4	(27)	(675)%
Realized gain (loss) on investments	(2)	85	(87)	(102)%
Other income	38	—	38	100%
Other expenses	(108)	—	(108)	100%
Net loss before income taxes	(173,124)	(67,088)	(106,036)	158%
Benefit from income taxes	(763)	—	(763)	100%
Net loss	$(172,361)	$(67,088)	$(105,273)	157%
Revenues increased by $7.3 million, or 412%, to $9.1 million, for the nine months ended September 30, 2026, compared with $1.8 million for the same period in 2025. This increase was primarily driven by a $5.9 million increase in fleet services revenue due to overall expansion and diversification of the robot fleet and partnerships. The remaining increase of $1.4 million was attributable to an increase in software services revenue.

Cost of revenues increased by $23.9 million to $34.4 million for the nine months ended September 30, 2026, compared with $10.5 million for the same period in 2025, due primarily to the integration of recent acquisitions and expansion of the outdoor robot fleet.
Research and development expense increased by $32.5 million to $62.0 million for the nine months ended September 30, 2026, compared with $29.4 million for the same period in 2025, due primarily to an increase in personnel-related costs, including an increase in stock-based compensation expense, as well as increased software costs due to network usage.
General and administrative expense increased by $34.0 million to $60.0 million for the nine months ended September 30, 2026, compared with $26.0 million for the same period in 2025, due primarily to an increase in personnel-related costs, including stock-based compensation expense, as well as higher amortization expense associated with acquired intangible assets and increased professional fees largely related to acquisition activities.
Operations expense increased by $15.3 million to $22.1 million for the nine months ended September 30, 2026, compared with $6.8 million for the same period in 2025. The increase was primarily attributable to an increase in personnel-related costs, higher depreciation expense associated with the expansion of our robot fleet, and increased facility costs related to our entry into new markets.
Sales and marketing expenses increased by $8.1 million to $9.7 million for the nine months ended September 30, 2026, compared with $1.6 million for the same period in 2025. This increase was primarily due to an increase in personnel-related costs.
Other income (expense) increased by $0.5 million to $5.9 million for the nine months ended September 30, 2026, compared with $5.4 million for the same period in 2025. This increase was primarily due to an increase in interest income as a result of interest earned from cash on hand and marketable securities.
Key Metrics
We regularly review the following key business metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. The following metrics are inclusive of the outdoor and indoor robot fleet.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Daily Active Robots	917	312	842	182
Daily Supply Hours	11,214	3,781	10,462	2,062
Daily Active Robots. We define daily active robots as the average number of robots performing daily deliveries during the period. This metric is reflective of the total robot fleet, including both indoor and outdoor robots. Daily active robots reflect our operations team’s capacity to have active robots in the field performing delivery services or generating branding revenues. We closely monitor and strive to efficiently increase our daily active robots as we improve our autonomy and resultant human-to-robot ratios and increase the number of partners on our platform.
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
Liquidity and Capital Resources
As of September 30, 2026, our principal sources of liquidity were cash and cash equivalents, and marketable securities of $198.0 million, which consisted of $50.8 million in cash and cash equivalents, and $147.2 million in marketable securities. Cash and cash equivalents consisted of cash on deposit with banks as well as an institutional money market account. Marketable securities consisted of commercial paper, corporate bonds, U.S. government agency securities and U.S. Treasury securities.

We have generated significant operating losses from our operations as reflected in our accumulated deficit of $381.2 million as of September 30, 2026. We have historically funded our operations from issuance of equity and debt securities. To execute on our strategic initiatives to continue to grow our business, we may incur operating losses and generate negative cash flows from operations in the future, and as a result, we may require additional capital resources. We believe our existing cash and cash equivalents and marketable securities will be sufficient to meet our working capital and capital expenditures needs for at least the next 12 months.

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
The following table shows a summary of our cash flows for the periods (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
Net cash (used in) provided by:
Operating activities	$(123,531)	$(50,601)	$(72,930)
Investing activities	(17,409)	(122,144)	104,735
Financing activities	85,467	166,262	(80,795)
Operating Activities
Net cash used in operating activities was $123.5 million and $50.6 million for the nine months ended September 30, 2026 and 2025, respectively. The increase of $72.9 million primarily consisted of an increased net loss of $105.3 million, adjusted for certain non-cash items, which primarily includes an increase of $19.7 million of non-cash stock-based compensation expense and an increase of $15.9 million of depreciation and amortization expense. These increases were offset by a decrease of change in operating assets and liabilities of $0.9 million.
Investing Activities

Net cash used in investing activities was $17.4 million and $122.1 million for the nine months ended September 30, 2026 and 2025, respectively. The decrease of $104.7 million was primarily due to an increase in acquisition activity of $13.9 million, offset by an increase in net proceeds from marketable securities of $100.6 million.
Financing Activities
Net cash provided by financing activities was $85.5 million and $166.3 million for the nine months ended September 30, 2026 and 2025, respectively. The decrease of $80.8 million primarily consisted of a decrease of $11.4 million in proceeds from exercises of warrants and a decrease of $69.7 million in proceeds from the issuance of the Company’s common stock during the period.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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
Material Weaknesses in Internal Control Over Financial Reporting

Management has identified the following material weaknesses in the Company’s internal control over financial reporting that exist as of September 30, 2026. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2026, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There are no pending, threatened or actual material legal proceedings to which the Company or any of its subsidiaries is a party.
ITEM 1A. RISK FACTORS
Except as set forth below, there have been no material changes to the risk factors as disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, as supplemented by those risks and uncertainties described in the section entitled “Part II, Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.
Regulatory restrictions on foreign-produced advanced robotic devices could materially adversely affect our business, results of operations and growth prospects.

On July 28, 2026, the FCC added foreign-produced “advanced robotic devices” to its “covered list” under the Secure and Trusted Communications Networks Act of 2019, following determinations by U.S. national security agencies that such products may pose national security, supply-chain and cybersecurity risks. Under the FCC’s action, new device models that fall within the scope of the determination may be unable to obtain the FCC equipment authorizations necessary for importation, marketing or sale in the United States unless an applicable exemption, waiver or conditional approval is obtained. Existing FCC-authorized models generally are not affected by the new restrictions.

We currently import robotics parts from non-U.S. countries for our current model of sidewalk delivery robots that have received FCC approvals and authorizations. Although our existing sidewalk delivery robots may continue to be imported, marketed and sold to the extent permitted under applicable law and regulatory guidance, there can be no assurance that future product models, product enhancements, software-enabled upgrades, successor products or additional robotics platforms sourced from foreign jurisdictions will remain eligible for FCC authorization or otherwise be permitted for importation or sale in the United States.

In addition, Diligent has not yet sought FCC equipment authorization for its Moxi robots because the current Moxi 1.0 version remains in research and development while Diligent scales its operations. The FCC could determine that the importation, marketing or operation of Moxi robots without authorization does not comply with its rules. In that case, we could become subject to inquiries, enforcement actions, monetary forfeitures, consent decrees or other sanctions. We could also be required to suspend, modify or withdraw deployed units until authorization is obtained. To obtain authorization, Moxi robots must complete the full FCC equipment authorization process.

For our future product models, including for our sidewalk delivery robots, and for Diligent’s current and future Moxi robots, the full FCC equipment authorization process includes obtaining a conditional approval from the U.S. Department of War before the FCC will grant authorization. We have limited experience with this process, which is new and still evolving, and we cannot predict its duration, cost or outcome. The Department of War or the FCC may decline to grant the required approvals. They may also condition approval on changes to our robots’ design, components, software, data handling or supply chain, or on ongoing compliance, reporting or audit obligations. Any such conditions could be costly or impracticable to satisfy. If we are unable to obtain the required approvals on a timely basis, on acceptable terms or at all, we may be required to discontinue existing deployments and may be unable to import, market, sell or expand deployments of our robots in the United States. Any of these outcomes could result in customer claims, refunds or contract terminations, harm our relationships with our customers, or impair the value of our acquisition of Diligent.

The FCC’s action reflects heightened governmental scrutiny of products manufactured in foreign jurisdictions that incorporate advanced sensing, communications, artificial intelligence and remote-connectivity capabilities. Additional legislation, executive actions, regulations, trade restrictions, import controls, tariffs, sanctions or agency determinations could further restrict or prohibit the importation, authorization, sale, servicing or use of our products or components, including products that are currently authorized. Any such developments could materially disrupt our operations, supply chain and growth strategy.

If we are unable to obtain required regulatory approvals for future products, including for Diligent’s Moxi robots, diversify our supply chain, transition manufacturing to alternative jurisdictions, obtain available exemptions or conditional approvals, or otherwise mitigate the effects of these regulatory developments, our business, financial condition, results of operations and prospects could be materially and adversely affected.
A significant portion of our revenue is concentrated with a small number of customers.
A significant portion of our revenue is concentrated with a limited number of customers. For the years ended December 31, 2025 and 2024, sales to the customers individually representing more than 10% of total revenues accounted for 55% and 91% of our total revenue, respectively. There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of customers. If any of these customers were to breach, cancel or amend our agreement, it may have an outsized effect on our revenue, cash on hand, and profitability. For example, during the nine months ended September 30, 2026, we experienced lower than expected delivery volume through our Uber Eats partnership, which contributed to downward pressure on our revenue during this period. In addition, we may have an increased interest in accepting less favorable terms of any amendment as a result.
Failure to retain existing or attract future partnerships with merchants and consumers could have an effect on our revenue, revenue growth and margins, and our business, financial condition and results of operations could be adversely affected.
Our projected revenue relies on our ability to maximize utilization of our robot fleet and our ability to cost-effectively grow our partnerships, including in new markets. Our sidewalk delivery robots may be unable to maximize utilization due to a variety of reasons, including insufficient merchant participation, platform partner matching algorithms, failure to deliver a commercial grade product and a lack of product acceptance by merchants and/or delivery recipients. Historically, we have been able to continually increase our robot utilization through our existing strategic partnerships driven by the continued improvement in our integration, high merchant participation and widespread product acceptance by users of the partnered food delivery platforms. However, we are in varying stages of integration with our strategic partners and therefore have not yet achieved desired levels of utilization with our partners. For example, during the nine months ended September 30, 2026, we experienced lower than expected delivery volume through our Uber Eats partnership, which contributed to downward pressure on our revenue during this period. To achieve profitability, we will need to continue to improve our utilization targets with all strategic partners above current levels and maintain those levels with other partners as well. As this requires cooperation by third parties, there is no guarantee that it will be achieved within a specific timeframe.
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
Our robots and services, including delivery services, robots, cameras, sensors, related software, training, and operational support services, may be misused by partners, customers or third parties. For example, our delivery robots and related imaging technologies may be used in ways that violate privacy, surveillance, trespass, data protection, export control, or other laws, or in ways that are perceived as unethical or harmful, even where such use is outside of our control and not authorized by us. In addition, the data generated by delivery robots, cameras, sensors, and other connected technologies may be combined with other information in ways that could increase privacy or security risks. Misuse or perceived misuse of these products or data could result in negative press coverage, reputational harm, reduced customer demand, increased scrutiny by regulators, and the loss of business relationships.
Certain of our partners and customers may use our products and services in regulated environments, including healthcare, which may be subject to heightened legal requirements and public scrutiny. In some cases, we may rely on partners and customers to implement required policies, permissions, notices, and safeguards, including those related to privacy and data protection. If we or our partners or customers fail to comply or are perceived to fail to comply with applicable laws, contractual requirements, or regulatory standards, we could be subject to litigation, regulatory investigations, enforcement actions, fines, penalties, or other liabilities, and our business, financial condition and results of operations could be materially adversely affected. For example, we are subject to a class action lawsuit in the state of Illinois alleging that the cameras and LiDAR used in our robots violated state privacy law. We intend to vigorously defend against the claims brought by the plaintiffs in this matter.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On September 2, 2026, David Goldberg, a member of our Board, entered into a Rule 10b5-1 trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act with respect to the potential sale of up to 20,000 shares of the Company’s common stock. The arrangement has a termination date of the earlier of (i) July 1, 2027 or (ii) the date on which an aggregate of 20,000 shares of the Company’s common stock have been sold under the Rule 10b5-1 trading plan. In no event shall shares of the Company’s common stock be sold under the trading plan prior to December 2, 2026. As of the date of this report, none of the shares were sold and no other adjustments were made to the trading plan during the quarterly period covered by this report.
Other than as disclosed above, during the fiscal quarter ended September 30, 2026, no directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

SERVE ROBOTICS INC.

Dated: November 5, 2026	By:	/s/ Ali Kashani
Ali Kashani
Chief Executive Officer
(Principal Executive Officer)

Dated: November 5, 2026	By:	/s/ Brian Read
Brian Read
Chief Financial Officer
(Principal Financial and Accounting Officer)